Form 10-Q
period 1997-09-30
KOFAX IMAGE PRODUCTS INC
filed 1997-11-13
CIK 1045035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM _____________ TO ___________


                        Commission File Number 000-23119

                           KOFAX IMAGE PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         33-0114967
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

   3 Jenner Street, Irvine, California                              92618
(Address of principal executive offices)                         (Zip Code)

                                 (714) 727-1733
              (Registrant's telephone number, including area code)

                                      NONE
                     (Former name, former address and former
                   fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

            Class                             Outstanding at October 31, 1997
-----------------------------                 -------------------------------
Common Stock, $.001 par value                        5,339,121 shares

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                                      INDEX
ITEM                                                                      PAGE
NUMBER                                                                   NUMBER

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         Balance Sheets -September 30, 1997 (unaudited), Pro Forma
             September 30, 1997 (unaudited) and June 30, 1997............... 3

         Statements of Operations (unaudited) - Three Months Ended
             September 30, 1997 and 1996.................................... 4

         Statements of Cash Flows (unaudited) - Three Months Ended
             September 30, 1997 and 1996.................................... 5

         Notes to Condensed Consolidated Financial Statements (unaudited)... 6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 8


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................13

ITEM 6.  Exhibits and Reports on Form 8-K...................................13

         Signatures.........................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                         Pro forma
                                                        September 30,   September 30,     June 30,
                                                            1997            1997             1997
                                                        -------------   -------------     ----------
                                                        (unaudited)     (unaudited)
                          ASSETS

Current assets
     Cash and cash equivalents                             $ 1,028                           $   801
     Short-term investments                                  4,708                             4,603
     Accounts receivable, net                                4,476                             4,134
     Inventory (Note 2)                                      2,147                             2,012
     Prepaid expenses and other current assets                 962                               771
                                                           -------                           -------
Total current assets                                        13,321                            12,321

Property and equipment, net                                  1,851                             1,965
Deferred income taxes                                        1,464                             1,464
Other assets                                                   480                               577
                                                           -------                           -------
Total assets                                               $17,116                           $16,327
                                                           =======                           =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                      $   928                           $   772
     Current portion of note payable                           394                               394
     Accrued liabilities:
       Compensation                                            730                             1,044
       Deferred revenue                                        401                               356
       Other                                                 1,384                             1,080
                                                           -------                           -------
Total current liabilities                                    3,837                             3,646

Long term note payable                                         329                               427

Redeemable Convertible Preferred Stock, $.001 par
     value; 5,000,000 shares authorized; 2,667,002
     actual shares issued and outstanding at
     September 30 and June 30, 1997; no pro
     forma shares outstanding                                7,230                             7,146

Stockholders' equity (Note 5)
Common stock, $.001 par value, 40,000,000 shares
     authorized; 1,331,976 and 1,327,256 actual
     shares outstanding at September 30 and
     June 30, 1997, 3,998,978 pro forma
     shares outstanding                                        211          $ 4,301              172
Retained earnings                                            5,509            8,649            4,936
                                                           -------          -------          -------
Total stockholders' equity                                   5,720          $12,950            5,108
                                                           -------          =======          -------
Total liabilities and stockholders' equity                 $17,116                           $16,327
                                                           =======                           =======

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)

                                                         Three Months Ended
                                                           September 30,
                                                    ----------------------------
                                                       1997             1996
                                                    ----------        ---------
                                                    (unaudited)      (unaudited)

 Net sales                                             $7,851           $6,581
 Cost of sales                                          1,861            1,858
                                                    ---------        ---------
 Gross profit                                           5,990            4,723
 Operating expenses:
    Sales and marketing                                 2,491            2,092
    Research and development                            1,879            1,600
    General and administrative                            602              420
                                                    ---------        ---------
       Total operating expenses                         4,972            4,112
                                                    ---------        ---------
 Income from operations                                 1,018              611
 Other income, net                                         50               13
                                                    ---------        ---------
 Income before provision for income taxes               1,068              624
 Provision for income taxes                               411              240
                                                    ---------        ---------
 Net income                                            $  657           $  384
                                                    =========        =========

 Pro forma net income per share (Note 3)               $ 0.15           $ 0.09
                                                    =========        =========

 Pro forma weighted average common shares (Note 3)      4,251            4,215
                                                    =========        =========



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                   KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                Three Months Ended September 30
                                                                --------------------------------
                                                                   1997                1996
                                                                ------------       -------------
                                                                (unaudited)        (unaudited)
Cash flows from operating activities:
     Net Income                                                    $   657           $   384
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                               379               375
           Changes in operating assets and liabilities:
              Accounts receivable                                     (342)              475
              Inventories                                             (135)              102
              Other current assets                                    (191)             (185)
              Accounts payable                                         156                80
              Other current liabilities                                 35               205
                                                                   -------           -------
                Net cash provided by operating activities              559             1,436
                                                                   -------           -------

Cash flows from investing activities:
     Purchases of property and equipment                              (210)             (191)
     Decrease (increase) in other assets                                42                (5)
     Increase in  short-term investments                              (105)              (24)
                                                                   -------           -------
                Net cash used in investing activities                 (273)             (220)
                                                                   -------           -------


Cash flows from financing activities:
     Principal payments on notes payable                               (98)              (33)
     Net proceeds from issuance of common stock                         39                 2
                                                                   -------           -------
                Net cash used in financing activities                  (59)              (31)
                                                                   -------           -------


Net increase in cash and cash equivalents                              227             1,185
Cash and cash equivalents, beginning of period                         801               741
                                                                   -------           -------
Cash and cash equivalents, end of period                           $ 1,028           $ 1,926
                                                                   =======           =======
Supplemental disclosure of cash flow information:
     Interest paid                                                 $    19           $    27
                                                                   =======           =======
     Income taxes paid                                             $    14           $    37
                                                                   =======           =======


NONCASH ACTIVITY - During each of the quarters ended September 30, 1997 and
   1996, the Company recorded accretion of $83,500 for the increase in the liquidation or redemption value of the redeemable convertible preferred stock.

                  The accompanying notes are an integral part
              of these condensed condolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

        The condensed consolidated financial statements of Kofax Image Products, Inc. and subsidiary (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997, included in the Company's Registration Statement on Form S-1 (333-34531) declared effective by the Securities and Exchange Commission on October 10, 1997.

        The condensed consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiary. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.   INVENTORIES

        Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                          SEPTEMBER 30, 1997                JUNE 30, 1997
                          ------------------                -------------
Raw materials             $            1,343                $       1,064
Work-in-process                          426                          550
Finished goods                           378                          398
                          ------------------                -------------
                          $            2,147                $       2,012
                          ==================                =============


3.   NET INCOME AND PRO FORMA NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY

        Pro forma net income per share amounts are based upon the weighted average number of common shares and dilutive common equivalent shares for each period presented and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Pro forma weighted average common and common equivalent shares include common stock, stock options using the treasury stock method and the conversion of outstanding shares of preferred stock into shares of common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement relating to the Company's initial public offering have been included in the calculation of common equivalent shares using the treasury stock method.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.   RECENT ACCOUNTING PRONOUNCEMENT

        Effective December 27, 1997, the Company will adopt SFAS No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. Early adoption is not permitted. The new requirements will include a calculation of basic earnings per share from which the dilutive effect of stock options will be excluded. A calculation of diluted earnings per share will also be required. A pro forma calculation of basic earnings per share and diluted earnings per share for the quarter ended September 30, 1997 would have been $0.43 and $0.15 per share, respectively, and for the quarter ended September 30, 1996 would have been $0.36 and $0.09 per share, respectively.

        For the years beginning after July 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statements on its financial statements.

5.   SUBSEQUENT EVENT

        On October 16, 1997, the Company completed its initial public offering of 2,000,000 shares of common stock at $11.00 per share. 1,300,000 shares were sold by the Company resulting in net proceeds of approximately $13.3 million. The remaining 700,000 shares were sold by certain selling stockholders. Additional information is contained in the Company's Prospectus dated October 10, 1997 which was part of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this Form 10-Q contains trend analysis and other forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) uncertainty of future operating results, (ii) fluctuations in quarterly operating results,
(iii) dependence on a limited number of products for current and future operating results, (iv) dependence on document image processing market and component software strategy, (v) rapid technological change, (vi) the impact of competition, (vii) dependence on intellectual property and proprietary rights, and (viii) risks associated with international sales, as well as those discussed under the captions "Risk Factors" in the Company's Prospectus dated October 10, 1997 which was part of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

        The Company designs, develops and markets two families of image processing boards, KIPP and Adrenaline, that can be added to personal computers to facilitate high-speed scanning and enhancement of paper documents. The Company also develops and markets two component application software products, Ascent Capture, which reduces the cost of scanning and indexing documents, and Ascent Storage, which manages the storage of document images on optical jukebox libraries. In addition, the Company recently introduced NetScan, a network scan server for workgroup scanning.

        The KIPP and Adrenaline families of products are expected to continue to account for a majority of the Company's net sales for the next several years. The Company also expects that its Ascent and NetScan products, together with other products under development, will contribute an increasing share of the Company's net sales in the future.

        The Company sells its products primarily through a channel of distributors and resellers. The Company typically ships its products within a short period after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders at the end of any quarter. Revenue from hardware and software sales are recognized at the time of shipment in accordance with AICPA Statement of Position 91-1, Software Revenue Recognition. Distributors have certain rights of return and exchange privileges. The Company's distributors generally do not stock significant amounts of inventory of the Company's products, as these products are typically incorporated by resellers into complete imaging and document management systems which are configured shortly before scheduled delivery to end-user customers. The Company records estimates for such rights of return and exchange privileges based on historical experience. The Company provides a warranty for its products against defects in materials and workmanship. A provision for estimated warranty costs is recorded at the time of sale. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract which is typically twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                        Three Months Ended
                                                          September 30,
                                                  ---------------------------
                                                      1997             1996
                                                  ----------      ----------

Net sales                                             100.0%           100.0%
Cost of sales                                          23.7             28.2
                                                  ---------       ----------
Gross profit                                           76.3             71.8
Operating expenses:
   Sales and marketing                                 31.7             31.8
   Research and development                            23.9             24.3
   General and administrative                           7.7              6.4
                                                  ---------       ----------
      Total operating expenses                         63.3             62.5
                                                  ---------       ----------
Income from operations                                 13.0              9.3
Other income, net                                       0.6              0.2
                                                  ---------       ----------
Income before provision for income taxes               13.6              9.5
Provision for income taxes                              5.2              3.7
                                                  ---------       ----------
Net income                                              8.4%             5.8%
                                                  =========       ==========

         Net Sales. Net Sales represent gross sales less discounts, returns and adjustments. Net Sales were $7.9 million and $6.6 million in the quarters ended September 30, 1997 and 1996, respectively, representing an increase of 19.3%. This increase was primarily attributable to increased sales of the Company's Ascent component application software products.

         International sales (primarily to Western European countries) accounted for 32.4% and 34.0% of net sales in the quarters ended September 30, 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total net sales; however, international sales could be adversely affected if the U.S. dollar strengthens against international currencies.

         Gross Profit. Cost of sales primarily consist of the costs of components and subassemblies, labor and manufacturing overhead and, with respect to the Company's software products, software duplication and royalty expenses. The Company believes that its gross margins reflect the high content of proprietary firmware in the Company's hardware accelerator boards as well as the increasing percentage of total software revenue in the Company's product mix. Gross profit represented 76.3% and 71.8% of net sales in the quarters ended September 30, 1997 and 1996, respectively. Approximately half of this increase in gross profit percentage was attributable to increased sales of the Company's Ascent software products, which have higher gross margins, and the balance was attributable to changes in accelerator board product mix and the declining costs of DRAM components used in the Company's accelerator boards.

         Sales and Marketing. Sales and marketing expenses, which consist primarily of salaries and commissions, customer support, trade shows, advertising and other promotional expenses, were $2.5 million and $2.1 million, and 31.7% and 31.8% of net sales, in the quarters ended September 30, 1997 and 1996, respectively. The increase in fiscal 1998 was primarily attributable to increased sales personnel, increased salaries and commissions, and increased overhead expenses relating to occupancy. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales.

         Research and Development. Research and development expenses, which consist primarily of personnel costs and overhead costs relating to occupancy, were $1.9 million and $1.6 million, and 23.9% and 24.3% of net sales, in the quarters ended September 30, 1997 and 1996, respectively. The increase in fiscal 1998 was primarily attributable to increased engineering staffing and increased contract labor costs. The Company expects that research and development expenses will continue to increase in absolute amounts and will fluctuate as a percentage of net sales, depending upon the timing of material research and product development projects.

         Despite the fact that the Company's net sales have increased, research and development expenses as a percentage of net sales have remained relatively high because of the high software content of the Company's KIPP and Adrenaline family of products and the development of its Ascent application software products.

         General and Administrative. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management, as well as professional services. General and administrative expenses were $0.6 million and $0.4 million, and 7.7% and 6.4% of net sales, in the quarters ended September 30, 1997 and 1996, respectively. The increase in fiscal 1998 was attributable to increased staffing in information systems and other increases in overhead spending. The Company anticipates that it will incur increased general and administrative costs in the future related to the additional insurance and administrative requirements of a public company, and expects general and administrative expenses to fluctuate as a percentage of net sales.

        Other Income, net. Other Income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short-term investments less interest expense on the Company's note payable.

        Provision for Income Taxes. The Company's effective tax rate was 38.5% for the quarters ended September 30, 1997 and 1996. The Company expects the effective tax rate in future periods to approximate the statutory rate.

        The Company's past operating results have been, and its future operating results will be, subject to fluctuations due to a number of factors, including, but not limited to, the timing of orders from, and shipments to, major customers; the timing of new product introductions by the Company or its competitors; variations in the mix of products sold by the Company; changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the Company's products in response to competitive pressures; product returns or price protection charges from customers; market acceptance of new and enhanced versions of the Company's products; the availability and cost of key components; the availability of manufacturing capacity; delays in the introduction of new products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the document imaging market; dependence upon capital spending budgets; and fluctuations in general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1997, combined cash, cash equivalents, and short-term investments totaled $5.7 million, an increase of $0.3 million from June 30, 1997. Net Cash provided by operating activities was $0.6 million, and was generated primarily from net income. Net cash used in investing activities was $0.3 million, primarily due to purchases of property and equipment.

        The Company financed its operations and capital requirements from 1986 through 1989 from the sale of approximately $4.0 million of preferred stock and, thereafter, through cash flow from operations. In October 1997, the Company completed its initial public offering selling 1,300,000 shares of its common stock, and received net proceeds of approximately $13.3 million.

        The Company has an unsecured $2.0 million revolving credit line with Silicon Valley Bank (the "Bank") and as of September 30, 1997 had no outstanding balance under the revolving line of credit. The revolving line of credit expires in January 1998 and the Company intends to enter into negotiations with the Bank for the renewal of the line of credit. The line of credit agreement requires the Company to maintain its primary banking relationship with the Bank while any obligations to the Bank remain outstanding, prohibits the incurrence of additional debt from sources other than the Bank, except for purchases or leases of equipment up to $700,000, requires the Company to maintain certain tangible net worth levels, current ratio percentages and profitability levels and restricts the payment of dividends without the Bank's prior approval. In January 1996, the Company entered into a three-year, $1,150,000 term loan. The balance was approximately $723,000 at September 30, 1997 and was paid off in October 1997 using proceeds from the initial public offering.

        The Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

        The Company believes that the net proceeds from the initial public offering together with cash flow from operations, if any, existing cash balances and credit available under the Company's existing credit facility, will be sufficient to meet its cash requirements for at least the next 12 months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On September 26, 1997, VisionShape, Inc. ("VisionShape") filed suit against the Company in the Superior Court of Orange County, California. VisionShape claims that the Company's Adrenaline accelerator boards prevent the use of software other than the Company's software, which, the complaint alleges, creates a monopoly or otherwise constitutes a tying arrangement in violation of state and federal antitrust laws. VisionShape seeks unspecified monetary damages and costs as well as equitable remedies, including an order enjoining the Company from selling its Adrenaline accelerator boards. VisionShape also seeks treble damages and attorneys' fees. Based upon information currently available to the Company, the Company believes VisionShape's claims are without merit and intends to contest vigorously any action against the Company. However, it is too early to determine the outcome of such suit and there can be no assurance as to the eventual outcome of such actions. Any determination against the Company in the litigation or the settlement of such claims could have a material adverse effect on the Company's business, results of operation, cash flows and financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Silicon Valley Bank Amendment to Loan and Security Agreement (dated September 18, 1997)

11.1     Computation of pro forma net income per share

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.


Items 2, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         KOFAX IMAGE PRODUCTS, INC.


                                         /s/ RONALD J. FIKERT
                                         ---------------------------------------
                                             Ronald J. Fikert
                                             Chief Financial Officer
                                             (principal financial officer and
                                             duly authorized officer)

                                 EXHIBIT INDEX


Exhibit                           Description
-------                           -----------

10.1 Silicon Valley Bank Amendment to Loan and Security Agreement (dated September 18, 1997)

11.1                Computation of pro forma net income per share

27.1                Financial Data Schedule