Form 10-Q
period 1997-12-31
KOFAX IMAGE PRODUCTS INC
filed 1998-02-12
CIK 1045035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


              [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

              Class                          Outstanding at January 31, 1998
    -----------------------------            -------------------------------
    Common Stock, $.001 par value                    5,368,208 shares

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                                      INDEX


ITEM                                                                                                      PAGE
NUMBER                                                                                                   NUMBER
------                                                                                                   ------
PART I.         FINANCIAL INFORMATION

ITEM 1.         Condensed Consolidated Financial Statements

                Balance Sheets - December 31, 1997
                    (unaudited) and June 30, 1997....................................................       3

                Statements of Operations (unaudited) - Three Months Ended
                    December 31, 1997 and 1996 and Six Months Ended December 31,
                    1997 and 1996....................................................................       4

                Statements of Cash Flows (unaudited) - Six
                    Months Ended December 31, 1997 and 1996..........................................       5

                Notes to Condensed Consolidated Financial
                    Statements (unaudited)...........................................................       6

ITEM 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       8


PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings....................................................................      14

ITEM 2.         Changes in Securities and Use of Proceeds............................................      14

ITEM 6.         Exhibits and Reports on Form 8-K.....................................................      15

                Signatures...........................................................................      16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                       December 31,    June 30,
                                                                                          1997          1997
                                                                                         -------       -------
                                                                                       (unaudited)
                                ASSETS
Current assets
       Cash and cash equivalents                                                         $14,386       $   801
       Short-term investments                                                              4,890         4,603
       Accounts receivable, net                                                            4,174         4,134
       Inventory (Note 2)                                                                  2,035         2,012
       Prepaid expenses and other current assets                                             858           771
                                                                                         -------       -------
Total current assets                                                                      26,343        12,321
Property and equipment, net                                                                1,917         1,965
Deferred income taxes                                                                      1,464         1,464
Other assets                                                                                 408           577
                                                                                         -------       -------
Total assets                                                                             $30,132       $16,327
                                                                                         =======       =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable                                                                  $   896       $   772
       Current portion of note payable                                                         0           394
       Accrued liabilities:
           Compensation                                                                      945         1,044
           Deferred revenue                                                                  475           356
           Other                                                                           1,589         1,080
                                                                                         -------       -------
Total current liabilities                                                                  3,905         3,646
Long term note payable                                                                         0           427
Redeemable Convertible Preferred Stock, $.001 par value; 5,000,000 shares
       authorized; 2,667,002 actual shares issued and outstanding at June 30, 1997             0         7,146
Stockholders' equity (Note 3)
Common stock, $.001 par value, 40,000,000 shares authorized; 5,354,708 and
       1,327,256 actual shares outstanding at December 31 and June 30, 1997                4,317           172
Paid-in capital                                                                           12,501             0
Retained earnings                                                                          9,409         4,936
                                                                                         -------       -------
Total stockholders' equity                                                                26,227         5,108
                                                                                         -------       -------
Total liabilities and stockholders' equity                                               $30,132       $16,327
                                                                                         =======       =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)


                                                Three Months Ended            Six Months Ended
                                                    December 31,                December 31,
                                               ---------------------       ---------------------
                                                1997           1996          1997         1996
                                               -------       -------       -------       -------
                                             (unaudited)   (unaudited)   (unaudited)   (unaudited)
Net sales                                      $ 8,074       $ 7,429       $15,925       $14,010
Cost of sales                                    1,975         2,058         3,836         3,916
                                               -------       -------       -------       -------
Gross profit                                     6,099         5,371        12,089        10,094
Operating expenses:
    Sales and marketing                          2,627         2,400         5,118         4,492
    Research and development                     1,811         1,558         3,690         3,158
    General and administrative                     620           489         1,222           909
                                               -------       -------       -------       -------
        Total operating expenses                 5,058         4,447        10,030         8,559
                                               -------       -------       -------       -------

Income from operations                           1,041           924         2,059         1,535
Other income, net                                  195             4           245            17
                                               -------       -------       -------       -------
Income before provision for income taxes         1,236           928         2,304         1,552
Provision for income taxes                         476           357           887           597
                                               -------       -------       -------       -------
Net income                                     $   760       $   571       $ 1,417       $   955
                                               =======       =======       =======       =======

Pro forma basic net income per share
    (Note 4)                                   $  0.14       $  0.14       $  0.31       $  0.24
                                               =======       =======       =======       =======

Pro forma basic weighted average common
    shares (Note 4)                              5,261         4,055         4,641         4,058
                                               =======       =======       =======       =======

Pro forma diluted net income per share
    (Note 4)                                   $  0.14       $  0.14       $  0.30       $  0.23
                                               =======       =======       =======       =======

Pro forma diluted weighted average
    common shares (Note 4)                       5,406         4,207         4,793         4,210
                                               =======       =======       =======       =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                    Six Months Ended December 31
                                                                      ------------------------
                                                                        1997            1996
                                                                      --------        --------
                                                                    (unaudited)     (unaudited)
Cash flows from operating activities:
    Net Income                                                        $  1,417        $    955
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                    770             754
          Changes in operating assets and liabilities:
              Accounts receivable                                          (40)            179
              Inventory                                                    (23)            271
              Other current assets                                         (87)           (120)
              Accounts payable                                             124             168
              Other current liabilities                                    529             136
                                                                      --------        --------
                 Net cash provided by operating activities               2,690           2,343
                                                                      --------        --------


Cash flows from investing activities:
    Purchases of property and equipment                                   (608)           (883)
    Decrease (increase) in other assets                                     55             (18)
    Increase in short-term investments                                    (287)            (64)
                                                                      --------        --------
                 Net cash used in investing activities                    (840)           (965)
                                                                      --------        --------


Cash flows from financing activities:
    Principal payments on notes payable                                   (821)           (131)
    Net proceeds from issuance of common stock                          12,556               5
                                                                      --------        --------
                 Net cash provided by (used in) financing
                 activities
                                                                        11,735            (126)
                                                                      --------        --------


Net increase in cash and cash equivalents                               13,585           1,252
Cash and cash equivalents, beginning of period                             801             741
                                                                      --------        --------
Cash and cash equivalents, end of period                              $ 14,386        $  1,993
                                                                      ========        ========
Supplemental disclosure of cash flow information:
    Interest paid                                                     $     27        $     52
                                                                      ========        ========
    Income taxes paid                                                 $    419        $    543
                                                                      ========        ========


NONCASH ACTIVITY - During the quarter ended December 31, 1997, the Company converted 2,667,002 shares of outstanding convertible redeemable preferred stock into common stock which resulted in a $4,090 increase in common stock and the reversal of $3,140 of previously accreted cumulative dividends in arrears.

     During the six-month period ended December 31, 1996, the Company recorded accretion of $167 for the increase in the liquidation or redemption value of the redeemable convertible preferred stock.

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

2.    INVENTORY

         Inventory, which includes material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                  DECEMBER 31, 1997       JUNE 30, 1997
                      ------                 ------
Raw materials         $1,189                 $1,064
Work-in-process          456                    550
Finished goods           390                    398
                      ------                 ------
                      $2,035                 $2,012
                      ======                 ======


3.    STOCKHOLDERS' EQUITY

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

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.    NET INCOME PER SHARE AND PRO FORMA DILUTED NET INCOME PER SHARE

         Effective December 27, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which changes the method used to calculate earnings per share and to restate all prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options is excluded, and a calculation of diluted earnings per share.

         Pro forma diluted net income per share amounts are based upon the weighted average number of common shares and dilutive common equivalent shares for each period presented and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Pro forma diluted weighted average common and common equivalent shares include common stock, stock options using the treasury stock method and the conversion of outstanding shares of preferred stock into shares of common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement relating to the Company's initial public offering have been included in the calculation of common equivalent shares using the treasury stock method.

5.    RECENT ACCOUNTING PRONOUNCEMENT

         For the years beginning after July 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statements on its financial statements.

         For fiscal years beginning after December 31, 1997, the Company will adopt Statement of Position 97-2, "Software Revenue Recognition". The Company is reviewing the impact of this Statement on its financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Form 10-Q contains trend analysis and other forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) uncertainty of future operating results, (ii) fluctuations in quarterly operating results,
(iii) dependence on a limited number of products for current and future operating results, (iv) dependence on document image processing market and component software strategy, (v) rapid technological change, (vi) the impact of competition, (vii) dependence on intellectual property and proprietary rights,
(viii) risks associated with international sales, and (ix) dependence on third party suppliers of scanners, as well as those discussed under the captions "Risk Factors" in the Company's Prospectus dated October 10, 1997 which was part of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

         The Company designs, develops and markets two families of image processing boards, KIPP and Adrenaline, that can be added to personal computers to facilitate high-speed scanning of paper documents and image enhancement. The Company also develops and markets two component application software products, Ascent Capture, which facilitates the scanning and indexing of documents, and Ascent Storage, which manages the storage of document images on optical jukebox libraries. In addition, the Company recently introduced NetScan, a network scan server for workgroup scanning.

         The KIPP and Adrenaline families of products are expected to continue to account for a majority of the Company's net sales for the next several years. The Company also expects that its Ascent and NetScan products, together with other products under development, will contribute an increasing share of the Company's net sales in the future.

         The Company sells its products primarily through a channel of distributors and resellers. The Company typically ships its products within a short period after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders at the end of any quarter. Revenues from hardware and software sales are recognized at the time of shipment in accordance with AICPA Statement of Position 91-1, Software Revenue Recognition. Distributors have certain rights of return and exchange privileges. The Company's distributors generally do not stock significant amounts of inventory of the Company's products, as these products are typically incorporated by resellers into complete imaging and document management systems which are configured shortly before scheduled delivery to end-user customers. The Company records estimates for such rights of return and exchange privileges based on historical experience. The Company provides a warranty for its products against defects in materials and workmanship. A provision for estimated warranty costs is recorded at the time of sale. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract which is typically twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996, AND THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

         The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.


                                                         Three Months Ended                       Six Months Ended
                                                            December 31,                             December 31,
                                                    --------------------------                --------------------------
                                                    1997                 1996                 1997                 1996
                                                    -----                -----                -----                -----
Net sales                                           100.0%               100.0%               100.0%               100.0%
Cost of sales                                        24.5                 27.7                 24.1                 28.0
                                                    -----                -----                -----                -----
Gross profit                                         75.5                 72.3                 75.9                 72.0
Operating expenses:
    Sales and marketing                              32.5                 32.3                 32.1                 32.0
    Research and development                         22.4                 21.0                 23.2                 22.5
    General and administrative                        7.7                  6.6                  7.7                  6.5
                                                    -----                -----                -----                -----
        Total operating expenses                     62.6                 59.9                 63.0                 61.0
                                                    -----                -----                -----                -----
Income from operations                               12.9                 12.4                 12.9                 11.0
Other income, net                                     2.4                  0.1                  1.6                  0.1
                                                    -----                -----                -----                -----
Income before provision for income taxes             15.3                 12.5                 14.5                 11.1
Provision for income taxes                            5.9                  4.8                  5.6                  4.3
                                                    -----                -----                -----                -----
Net income                                            9.4%                 7.7%                 8.9%                 6.8%
                                                    =====                =====                =====                =====


         Net Sales. Net Sales represent gross sales less discounts, returns and adjustments. Net Sales were $8.1 million and $7.4 million in the quarters ended December 31, 1997 and 1996, respectively, an increase of 8.7%. Fiscal second quarter revenue did not meet analyst's revenue expectations of $8.9 million. The shortfall was primarily in our accelerator board business where a major scanner supplier experienced some difficulties related to new product introductions and changes in distribution strategies. The Company believes this problem is short-term and will be rectified within the next two quarters. Revenues from the Ascent software business increased 93% in the December quarter over the same period last year. As a result, total software revenue in the second quarter grew 95% and increased to 29% of total revenues compared to 16% in the same period last year. For the six months ended December 31, 1997 and 1996, net sales were $15.9 million and $14.0 million, respectively, representing an increase of 13.7%. The year-to-date revenue increase was primarily attributable to increased sales of the Company's Ascent component application software products.

         International sales (primarily to Western European countries) accounted for 35.5% and 31.1% of net sales in the quarters ended December 31, 1997 and 1996, respectively, and 34.0% and 32.5% in the six months ended December 31, 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total net sales; however, international sales could be adversely affected if the U.S. dollar continues to strengthen against international currencies.

         Gross Profit. Cost of sales primarily consist of the costs of components and subassemblies, labor and manufacturing overhead and, with respect to the Company's software products, software duplication and royalty expenses. The Company believes that its gross margins reflect the high content of proprietary firmware in the Company's hardware accelerator boards as well as the increasing percentage of total software revenue in the Company's product mix. Gross profit represented 75.5% and 72.3% of net sales in the quarters ended December 31, 1997 and 1996, respectively, and 75.9% and 72.0% of net sales in the six months ended December 31, 1997 and 1996, respectively. Approximately two-thirds of this increase in gross profit percentage was attributable to increased sales of the Company's Ascent software products, which have higher gross margins, and the balance was attributable to changes in accelerator board product mix and the declining costs of DRAM components used in the Company's accelerator boards.

         Sales and Marketing. Sales and marketing expenses, which consist primarily of salaries and commissions, customer support, trade shows, advertising and other promotional expenses, were $2.6 million and $2.4 million, and 32.5% and 32.3% of net sales, in the quarters ended December 31, 1997 and 1996, respectively. Sales and marketing expenses were $5.1 million and $4.5 million, and 32.1% and 32.0% of net sales, in the six months ended December 31, 1997 and 1996, respectively. The increases in fiscal 1998 were primarily attributable to increased sales personnel, increased salaries and commissions, and increased overhead expenses relating to occupancy. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales.

         Research and Development. Research and development expenses, which consist primarily of personnel costs and overhead costs relating to occupancy, were $1.8 million and $1.6 million, and 22.4% and 21.0% of net sales, in the quarters ended December 31, 1997 and 1996, respectively. Research and development expenses were $3.7 million and $3.2 million, and 23.2% and 22.5% of net sales, in the six months ended December 31, 1997 and 1996, respectively. The increase in both periods of fiscal 1998 was primarily attributable to increased engineering staffing and increased contract labor costs. The Company expects that research and development expenses will continue to increase in absolute amounts and will fluctuate as a percentage of net sales, depending upon the timing of material research and product development projects.

         Despite the fact that the Company's net sales have increased, research and development expenses as a percentage of net sales have continued to increase because of the high software content of the Company's KIPP and Adrenaline family of products and the continued development of its Ascent application software products.

         General and Administrative. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management, as well as professional services. General and administrative expenses were $0.6 million and $0.5 million, and 7.7% and 6.6% of net sales, in the quarters ended December 31, 1997 and 1996, respectively. General and administration expenses were $1.2 million and $0.9 million, and 7.7% and 6.5% of net sales, in the six months ended December 31, 1997 and 1996, respectively. The increase in both periods of fiscal 1998 was attributable to increased staffing in information systems and other increases in overhead spending. The Company anticipates that it will incur increased general and administrative costs in the future related to the additional insurance and administrative requirements of a public company.

         Other Income, net. Other Income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short-term investments less interest expense on the Company's note payable. As a result of the initial public offering of the Company's stock, interest expense on bank borrowing was eliminated due to payoff of the outstanding bank term loan. Interest income is also higher as a result of investing proceeds from the offering.

         Provision for Income Taxes. The Company's effective tax rate was 38.5% for all periods ended December 31, 1997 and 1996.

The Company expects the effective tax rate in future periods to not fluctuate significantly from this rate.

         Year 2000 Problems of Third Parties. It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company's business systems, including its computer systems are not subject to the Year 2000 Problem; however, the Company is querying its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. The expenses of the Company's efforts or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

         The Company's past operating results have been, and its future operating results will be, subject to fluctuations due to a number of factors, including the timing of orders from, and shipments to, major customers; the timing of new product introductions by the Company or its competitors; variations in the mix of products sold by the Company; changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the Company's products in response to competitive pressures; product returns or price protection charges from customers; market acceptance of new and enhanced versions of the Company's products; the availability and cost of key components; the availability of manufacturing capacity; delays in the introduction of new products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the document imaging market; dependence upon capital spending budgets; and fluctuations in general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, combined cash, cash equivalents, and short-term investments totaled $19.3 million, an increase of $13.9 million from June 30, 1997. Net Cash provided by operating activities was $2.7 million, and was generated primarily from net income, depreciation, and amortization. Net cash provided by financing activities was $11.7 million, primarily resulting from the proceeds from the Company's initial public offering.

         The Company financed its operations and capital requirements from 1986 through 1989 from the sale of approximately $4.0 million of preferred stock and, thereafter, through cash flow from operations. In October 1997, the Company completed its initial public offering selling 1,300,000 shares of its common stock, and received net proceeds, after subtracting expenses incurred in the offering, of approximately $12.5 million.

         The Company has an unsecured $2.0 million revolving credit line with Silicon Valley Bank (the "Bank") and as of December 31, 1997 had no outstanding balance under the revolving line of credit. The Company signed an agreement in January 1998 that renews the line of credit through January, 1999. The line of credit agreement requires the Company to maintain its primary banking relationship with the Bank while any obligations to the Bank remain outstanding, prohibits the incurrence of additional debt from sources other than the Bank, except for purchases or leases of equipment up to $700,000, requires the Company to maintain certain tangible net worth levels, current ratio percentages and profitability levels and restricts the payment of dividends without the Bank's prior approval. In January 1996, the Company entered into a three-year, $1,150,000 term loan. The balance of approximately $723,000 at September 30, 1997 was paid off in October 1997 using proceeds from the initial public offering.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three month period ended December 31, 1997, the Company registered an aggregate of 2,300,000 shares of Common Stock pursuant to a registration statement on Form S-1 (file number 333-34351) filed with the Securities and Exchange Commission (the "Commission"), which registration statement was declared effective by the Commission on October 10, 1997. The closing date of the offering was October 16, 1997. Of the 2,300,000 shares registered, 1,300,000 were registered for the account of the Company, at an aggregate offering price of $14,300,000, and 1,000,000 shares were registered for the account of certain selling security holders (including 300,000 shares registered to cover over-allotments), at an aggregate offering price of $11,000,000. The Company sold 1,300,000 shares of Common Stock in the offering at an aggregate offering price of $14,300,000. The selling security holders sold an aggregate of 785,000 shares of Common Stock in the offering at an aggregate offering price of $8,635,000. The Company incurred expenses in connection with the offering in the aggregate amount of approximately $1,801,000, including $1,001,000 for underwriting discounts and commissions and an estimated $800,000 of other expenses, resulting in net offering proceeds to the Company of approximately $12,500,000. Of the net offering proceeds, the Company used approximately $723,000 to pay indebtedness pursuant to the Company's term loan credit facility with Silicon Valley Bank and the remaining net proceeds are invested in overnight securities which are classified as cash equivalents in the accompanying balance sheet.

         The managing underwriters of the offering were Needham & Company, Inc. and Unterberg Harris.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

11.1      Computation of pro forma diluted net income per share

27.1     Financial Data Schedule

     (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

Items 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 KOFAX IMAGE PRODUCTS, INC.


Dated: February 11, 1998                         /s/ Ronald J. Fikert
                                                 -------------------------------
                                                 Ronald J. Fikert
                                                 Chief Financial Officer
                                                 (principal financial officer
                                                 and duly authorized officer)

                                 Exhibit Index

Exhibit
   No.                                 Description
-------                                -----------
11.1 Computation of pro forma diluted net income per share.

27.1                          Financial Data Schedule