Form 10-Q
period 1998-03-31
KOFAX IMAGE PRODUCTS INC
filed 1998-05-13
CIK 1045035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (949) 727-1733
              (Registrant's telephone number, including area code)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

            Class                               Outstanding at April 30, 1998
-----------------------------                   -----------------------------
Common Stock, $.001 par value                         5,389,432 shares

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                                      INDEX


ITEM                                                                                      PAGE
NUMBER                                                                                   NUMBER

PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

          Balance Sheets - March 31, 1998
                (unaudited) and June 30, 1997..........................................     3

          Statements of Operations (unaudited) - Three Months Ended
                March 31, 1998 and 1997 and Nine Months Ended March 31,
                1998 and 1997..........................................................     4

          Statements of Cash Flows (unaudited) - Nine
                Months Ended March 31, 1998 and 1997...................................     5

          Notes to Condensed Consolidated Financial
                Statements (unaudited).................................................     6

ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................     8


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.............................................    14

          Signatures...................................................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                         March 31,         June 30,
                                                                                            1998             1997
                                                                                        -----------      -----------
                                                                                        (unaudited)
                                      ASSETS
Current assets
        Cash and cash equivalents                                                       $    15,156      $       801
        Short-term investments                                                                4,897            4,603
        Accounts receivable, net                                                              5,180            4,134
        Inventory (Note 2)                                                                    1,863            2,012
        Prepaid expenses and other current assets                                               906              771
                                                                                        -----------      -----------
Total current assets                                                                         28,002           12,321
Property and equipment, net                                                                   1,882            1,965
Deferred income taxes                                                                         1,464            1,464
Other assets                                                                                    307              577
                                                                                        -----------      -----------
Total assets                                                                            $    31,655      $    16,327
                                                                                        ===========      ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Accounts payable                                                                $       831      $       772
        Current portion of note payable                                                           0              394
        Accrued liabilities:
             Compensation                                                                     1,284            1,044
             Deferred revenue                                                                   530              356
             Other                                                                            1,862            1,080
                                                                                        -----------      -----------
Total current liabilities                                                                     4,507            3,646
Long term note payable                                                                            0              427
Redeemable Convertible Preferred Stock, $.001 par value; 5,000,000 shares
        authorized; 2,667,002 shares issued and outstanding at June 30, 1997                      0            7,146
Stockholders' equity (Note 3)
        Common stock, $.001 par value, 40,000,000 shares authorized; 5,387,432
        and 1,327,256 shares outstanding at March 31, 1998 and June 30, 1997                 16,905              172
        Retained earnings                                                                    10,243            4,936
                                                                                        -----------      -----------
Total stockholders' equity                                                                   27,148            5,108
                                                                                        -----------      -----------
Total liabilities and stockholders' equity                                              $    31,655      $    16,327
                                                                                        ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)


                                                 Three Months Ended               Nine Months Ended
                                                     March 31,                        March 31,
                                           ----------------------------      ----------------------------
                                               1998             1997             1998             1997
                                           -----------      -----------      -----------      -----------
                                           (unaudited)      (unaudited)      (unaudited)      (unaudited)

Net sales                                  $     8,509      $     7,648      $    24,434      $    21,658
Cost of sales                                    1,945            1,935            5,781            5,851
                                           -----------      -----------      -----------      -----------
Gross profit                                     6,564            5,713           18,653           15,807
Operating expenses:
     Sales and marketing                         2,667            2,466            7,785            6,958
     Research and development                    2,052            1,764            5,742            4,922
     General and administrative                    721              529            1,943            1,438
                                           -----------      -----------      -----------      -----------
         Total operating expenses                5,440            4,759           15,470           13,318
                                           -----------      -----------      -----------      -----------

Income from operations                           1,124              954            3,183            2,489
Other income, net                                  232               28              477               45
                                           -----------      -----------      -----------      -----------
Income before provision for
     income taxes                                1,356              982            3,660            2,534
Provision for income taxes                         522              378            1,409              975
                                           -----------      -----------      -----------      -----------
Net income                                 $       834      $       604      $     2,251      $     1,559
                                           ===========      ===========      ===========      ===========

Pro forma basic net income
     per share (Note 4)                    $      0.16      $      0.15      $      0.47      $      0.39
                                           ===========      ===========      ===========      ===========

Pro forma basic weighted
     average common shares
     (Note 4)                                    5,367            3,997            4,822            3,989
                                           ===========      ===========      ===========      ===========

Pro forma diluted net income
     per share (Note 4)                    $      0.15      $      0.14      $      0.45      $      0.37
                                           ===========      ===========      ===========      ===========

Pro forma diluted weighted
     average common shares
     (Note 4)                                    5,556            4,216            5,021            4,207
                                           ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                     Nine Months Ended March 31
                                                                                       1998               1997
                                                                                   -----------        -----------
                                                                                   (unaudited)        (unaudited)
Cash flows from operating activities:
    Net income                                                                     $     2,251        $     1,559
    Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                1,153              1,104
            Changes in operating assets and liabilities:
                Accounts receivable                                                     (1,046)              (436)
                Inventory                                                                  149                205
                Other current assets                                                      (135)              (163)
                Accounts payable                                                            59                293
                Other current liabilities                                                1,196                314
                                                                                   -----------        -----------
                    Net cash provided by operating activities                            3,627              2,876
                                                                                   -----------        -----------


Cash flows from investing activities:
    Purchases of property and equipment                                                   (899)            (1,315)
    Decrease in other assets                                                                99                 23
    Increase in short-term investments                                                    (294)            (1,602)
                                                                                   -----------        -----------
                    Net cash used in investing activities                               (1,094)            (2,894)
                                                                                   -----------        -----------


Cash flows from financing activities:
    Principal payments on notes payable                                                   (821)              (230)
    Net proceeds from issuance of common stock                                          12,643                  9
                                                                                   -----------        -----------
                    Net cash provided by (used in) financing
                    activities                                                          11,822               (221)
                                                                                   -----------        -----------


Net increase (decrease) in cash and cash equivalents                                    14,355               (239)
Cash and cash equivalents, beginning of period                                             801                741
                                                                                   -----------        -----------
Cash and cash equivalents, end of period                                           $    15,156        $       502
                                                                                   ===========        ===========
Supplemental disclosure of cash flow information:
    Interest paid                                                                  $        27        $        75
                                                                                   ===========        ===========
    Income taxes paid                                                              $       865        $       992
                                                                                   ===========        ===========


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

2. INVENTORY

      Inventory, which includes material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                            MARCH 31, 1998              JUNE 30, 1997
                            --------------              -------------
Raw materials                    $1,173                      $1,064
Work-in-process                     381                         550
Finished goods                      309                         398
                                 ------                      ------
                                 $1,863                      $2,012
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

5. RECENT ACCOUNTING PRONOUNCEMENT

      For the years beginning after July 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statements on its financial statements, and does not believe these statements will have a material adverse effect on its financial statements.

      For fiscal years beginning after December 31, 1997, the Company will adopt Statement of Position 97-2, "Software Revenue Recognition". The Company is reviewing the impact of this Statement on its financial statements, and does not believe this Statement will have a material adverse effect on its financial statements.

6. SUBSEQUENT EVENT

      On April 27, 1998, the Company announced that its board of directors had authorized a program, effective immediately, for repurchase of up to 500,000 shares, or 9.3%, of Kofax's outstanding Common Stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. Repurchases may be made from time to time by the Company in the open market or in block purchases in compliance with Securities and Exchange Commission guidelines.

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

OVERVIEW

      The Company designs and develops toolkits, and develops and markets a family of image processing boards, KIPP and Adrenaline, that can be added to personal computers to facilitate high-speed scanning of paper documents and image enhancement. The Company also develops and markets two component application software products, Ascent Capture, which facilitates the scanning and indexing of documents, and Ascent Storage, which manages the storage of document images on optical jukebox libraries. As a result of disappointing revenue, the Company recently decided to discontinue NetScan, a network scan server for workgroup scanning.

      The KIPP and Adrenaline family of products is expected to continue to account for a majority of the Company's net sales for the next several years. There is currently an ongoing product transition from the older KIPP series accelerator boards to the Adrenaline series boards which began shipping in September, 1997. The Company also expects that its Ascent products, together with other products under development, will contribute an increasing share of the Company's net sales in the future.

      The Company sells its products primarily through a channel of distributors and resellers. The Company typically ships its products within a short period after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders at the end of any quarter. Revenues from hardware and software sales are currently recognized at the time of shipment in accordance with AICPA Statement of Position 91-1, Software Revenue Recognition. Distributors have certain rights of return and exchange privileges. The Company's distributors generally do not stock significant amounts of inventory of the Company's products, as these products are typically incorporated by resellers into complete imaging and document management systems which are configured shortly before scheduled delivery to end-user customers. The Company records estimates for such rights of return and exchange privileges based on historical experience. The Company provides a warranty for its products against defects in materials and workmanship. A provision for estimated warranty costs is recorded at the time of sale. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract which is typically twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997, AND THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

      The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                       Three Months Ended               Nine Months Ended
                                                           March 31,                        March 31,
                                                  -------------------------         -------------------------
                                                    1998             1997             1998             1997
                                                  --------         --------         --------         --------

Net sales                                            100.0%           100.0%           100.0%           100.0%
Cost of sales                                         22.9             25.3             23.7             27.0
                                                  --------         --------         --------         --------
Gross profit                                          77.1             74.7             76.3             73.0
Operating expenses:
     Sales and marketing                              31.3             32.2             31.8             32.2
     Research and development                         24.1             23.1             23.5             22.7
     General and administrative                        8.5              6.9              8.0              6.6
                                                  --------         --------         --------         --------
         Total operating expenses                     63.9             62.2             63.3             61.5
                                                  --------         --------         --------         --------
Income from operations                                13.2             12.5             13.0             11.5
Other income, net                                      2.7              0.3              2.0              0.2
                                                  --------         --------         --------         --------
Income before provision for income taxes              15.9             12.8             15.0             11.7
Provision for income taxes                             6.1              4.9              5.8              4.5
                                                  --------         --------         --------         --------
Net income                                             9.8%             7.9%             9.2%             7.2%
                                                  ========         ========         ========         ========

      Net Sales. Net sales represent gross sales less discounts, returns and adjustments. Net sales were $8.5 million and $7.6 million in the quarters ended March 31, 1998 and 1997, respectively, an increase of 11.3%. This revenue increase was primarily attributable to increased sales of the Company's Ascent component application software products. Revenues from the Ascent software business increased 68% in the March quarter over the same period last year. As a result, total software revenue in the third quarter grew 82% and increased to 35% of total revenues compared to 21% in the same period last year. Revenue from the NetScan product line, which was recently discontinued, contributed less than 1% of revenue during the quarter ended March 31, 1998. For the nine months ended March 31, 1998 and 1997, net sales were $24.4 million and $21.7 million, respectively, representing an increase of 12.8%. The year-to-date revenue increase was primarily attributable to increased sales of the Company's Ascent component application software products.

      International sales (primarily to Western European countries) accounted for 34.4% and 38.4% of net sales in the quarters ended March 31, 1998 and 1997, respectively, and 34.1% and 34.5% in the nine months ended March 31, 1998 and 1997, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total net sales; however, international sales could be adversely affected if the U.S. dollar continues to strengthen against international currencies.

      Gross Profit. Cost of sales primarily consist of the costs of components and subassemblies, labor and manufacturing overhead and, with respect to the Company's software products, software duplication and royalty expenses. The Company believes that its gross margins reflect the high content of proprietary firmware in the Company's hardware accelerator boards as well as the increasing percentage of total software revenue in the Company's product mix. Gross profit was 77.1% and 74.7% of net sales in the quarters ended March 31, 1998 and 1997, respectively, and 76.3% and 73.0% of net sales in the nine months ended March 31, 1998 and 1997, respectively. Substantially all of the increase in gross profit percentage in the March quarter was attributable to the Company's increased software revenues. For the nine months ended March 31, 1998, most of this increase in gross profit percentage was attributable to increased sales of the Company's Ascent software products, which have higher gross margins, and to a lesser extent, changes in accelerator board product mix and the declining costs of DRAM components used in the Company's accelerator boards.

      Sales and Marketing. Sales and marketing expenses, which consist primarily of salaries and commissions, customer support, trade shows, advertising and other promotional expenses, were $2.7 million and $2.5 million, and 31.3% and 32.2% of net sales, in the quarters ended March 31, 1998 and 1997, respectively. Sales and marketing expenses were $7.8 million and $7.0 million, and 31.8% and 32.2% of net sales, in the nine months ended March 31, 1998 and 1997, respectively. The increases in fiscal 1998 were primarily attributable to increased sales personnel, increased salaries and commissions, and related occupancy expenses. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales.

      Research and Development. Research and development expenses, which consist primarily of personnel costs and related occupancy expenses, were $2.1 million and $1.8 million, and 24.1% and 23.1% of net sales, in the quarters ended March 31, 1998 and 1997, respectively. Research and development expenses were $5.7 million and $4.9 million, and 23.5% and 22.7% of net sales, in the nine months ended March 31, 1998 and 1997, respectively. The increase in both periods of fiscal 1998 was primarily attributable to increased engineering staffing and increased contract labor costs. The Company expects that research and development expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales, depending upon the timing of material research and product development projects.

      Despite the fact that the Company's net sales have increased, research and development expenses as a percentage of net sales have continued to increase because of ongoing research and development efforts related to the high software content of the Company's KIPP and Adrenaline family of products and the continued development of its Ascent application software products.

      General and Administrative. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management, as well as professional services. General and administrative expenses were $0.7 million and $0.5 million, and 8.5% and 6.9% of net sales, in the quarters ended March 31, 1998 and 1997, respectively. General and administration expenses were $1.9 million and $1.4 million, and 8.0% and 6.6% of net sales, in the nine months ended March 31, 1998 and 1997, respectively. The increase in both periods of fiscal 1998 was attributable to increased legal expenses, increased staffing in information systems and other increases related to the administrative requirements of a public company. The Company anticipates that it will incur increased general and administrative costs in the future related to the additional insurance and administrative requirements of a public company.

      Other Income, net. Other Income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short-term investments less interest expense on the Company's note payable. As a result of the initial public offering of the Company's stock, interest expense on bank borrowing was eliminated due to repayment of the previously outstanding bank term loan. Interest income was also higher as a result of investing the proceeds from the offering.

      Provision for Income Taxes. The Company's effective tax rate was 38.5% for the periods ended March 31, 1998 and 1997. The Company expects the effective tax rate in future periods to not fluctuate significantly from this rate.

      Year 2000 Problems of Third Parties. It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company's software products do not have any material Year 2000 Problems. In addition, the Company has completed a review of its business systems, including its computer systems, and based on information gathered to date, has determined that such systems are also not subject to any material Year 2000 Problems. The Company is querying its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. The expenses of the Company's efforts or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1998, combined cash, cash equivalents, and short-term investments totaled $20.1 million, an increase of $14.6 million from June 30, 1997. Net cash provided by operating activities was $3.6 million, and was generated primarily from net income before depreciation and amortization. Net cash used in investing activities was $1.1 million, primarily purchases of property and equipment. Net cash provided by financing activities was $11.8 million, as a result of the proceeds from the Company's initial public offering.

      The Company financed its operations and capital requirements from 1986 through 1989 from the sale of approximately $4.0 million of preferred stock and, thereafter, through cash flow from operations. In October 1997, the Company completed its initial public offering selling 1,300,000 shares of its common stock, and received net proceeds, after subtracting expenses incurred in the offering, of approximately $12.5 million, $723,000 of which was used to repay outstanding indebtedness.

      The Company has an unsecured $2.0 million revolving credit line with Silicon Valley Bank (the "Bank") and as of March 31, 1998 had no outstanding balance under the revolving line of credit. The Company signed an agreement in January 1998 that renewed the line of credit through January, 1999. The line of credit agreement requires the Company to maintain its primary banking relationship with the Bank while any obligations to the Bank remain outstanding, prohibits the incurrence of additional debt from sources other than the Bank, except for purchases or leases of equipment up to $700,000, requires the Company to maintain certain tangible net worth levels, current ratio percentages and profitability levels and restricts the payment of dividends without the Bank's prior approval.

      On April 27, 1998, the Company announced that its board of directors had authorized a program for repurchase of up to 500,000 shares, or 9.3%, of Kofax's outstanding Common Stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. Aside from this program, the Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

10.1 Silicon Valley Bank Amendment to Loan and Security Agreement dated January 6, 1998

11.1  Computation of pro forma diluted net income per share

27.1  Financial Data Schedule

      (b)   Reports on Form 8-K

Current Report on Form 8-K dated December 22, 1997, regarding financial results for the quarter ended December 31, 1997 (filed January 12, 1998).

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KOFAX IMAGE PRODUCTS, INC.


Dated:   May 12, 1998                  /s/ Ronald J. Fikert
                                       -----------------------------------------
                                       Ronald J. Fikert
                                       Chief Financial Officer
                                       (principal financial and
                                       accounting officer and duly
                                       authorized officer)