Form 10-K
period 1998-06-30
KOFAX IMAGE PRODUCTS INC
filed 1998-09-28
CIK 1045035

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____


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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $6.75 per share of Common Stock on August 31, 1998, as reported on the Nasdaq National Market, was approximately $17,860,000. The number of outstanding shares of the registrant's Common
Stock, par value $.001 per share, was 5,261,666 on August 31, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Registrant's 1998 Annual Meeting of Stockholders to be held November 17, 1998 are incorporated by reference in
Part III of this Form 10-K.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

                                      INDEX

ITEM                                                                                   PAGE
NUMBER                                                                                NUMBER
------                                                                                ------
PART I.

ITEM 1.      Business..............................................................      3

ITEM 2.      Properties............................................................     32

ITEM 3.      Legal Proceedings.....................................................     33

ITEM 4.      Submission of Matters to a Vote of Security Holders...................     33


PART II.

ITEM 5.      Market for the Registrant's Common Stock and Related Stockholder
             Matters...............................................................     34

ITEM 6.      Selected Financial Data...............................................     35

ITEM 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................     36

ITEM 8.      Consolidated Financial Statements and Supplementary Data..............     43

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..................................................     43


PART III.

ITEM 10.     Directors and Executive Officers of the Registrant....................     44

ITEM 11.     Executive Compensation................................................     46

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management........     46

ITEM 13.     Certain Relationships and Related Transactions........................     46


PART IV.

ITEM 14.     Exhibits, Consolidated Financial Statements, Financial Statement
             Schedule, and Reports on Form 8-K.....................................     47

SIGNATURES

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements relating to future events or the future financial performance of the Company, including but not limited to statements contained in "Factors That May Affect Future Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Readers are cautioned that such statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "expects," and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K, including matters set forth in "Factors That May Affect Future Operating Results," which could cause actual events, performance or results to differ materially from those indicated by such statements.

ITEM 1.  BUSINESS

GENERAL

Kofax Image Products, Inc. ("Kofax" or the "Company") is a leading supplier of both application software and scanner enhancement products for the imaging, workflow and document management market. The Company specializes in the document capture segment of the market, which involves converting paper documents to digital electronic images, enhancing and indexing the images, and then compressing them for routing and storage. The Company's products are used in conjunction with industry standard personal computers and personal computer operating systems. The Company sells its products to a wide variety of document imaging, workflow and document management solution providers including value-added resellers, system integrators, independent software vendors and computer companies.

INDUSTRY BACKGROUND

Despite the proliferation of computers, the Association for Information and Image Management estimates that more than 90% of all business information continues to be stored in paper form. In fact, data processing and word processing have created more paper rather than less.

Document imaging systems are designed to increase operating efficiencies in paper intensive industries by converting paper documents into electronic images and then managing the routing and storage of these images. Some of the many uses of document imaging systems include expediting the processing of loan applications by financial institutions, processing of insurance claims, speeding the processing of new drug applications with the FDA for pharmaceutical companies, and archiving images for local government agencies such as land deed offices and tax assessors.

The benefits of imaging systems include saving companies money by providing less expensive storage of documents; improving customer service by allowing workers faster access to files; allowing multiple users to access files simultaneously; and providing remote access to documents via commercial telephone lines or the Internet.

To allow documents to be electronically stored, retrieved and routed, most imaging systems perform the following functions:

o DOCUMENT CAPTURE performs the initial scanning and indexing of paper documents.

o  OPTICAL STORAGE is used for permanent storage of the scanned digital images.

o DOCUMENT MANAGEMENT provides centralized management and administration of large volumes of documents.

o WORKFLOW allows for the automation of routine work processes by routing documents electronically throughout an organization.

Document capture and optical storage are critical components of all imaging and workflow systems. Document capture subsystems perform the initial scanning and conversion of paper documents into digital images as well as the indexing of the documents. Indexing is frequently assisted by optical character recognition
(OCR), which recognizes typewritten characters and converts them into computer-readable text, and by image cleanup, which improves the accuracy of OCR and makes images more readable.

Optical storage is the most commonly used method of permanently storing scanned images because of its low cost and high reliability. Optical disks and optical "jukeboxes" (robotic devices that manage large libraries of optical disks) are managed by specialized software that allows users to retrieve optical disks, read and write files from them, and perform automatic backups.

THE KOFAX(R) SOLUTION

Kofax develops, markets and supports three product lines for imaging, workflow and document management applications. Of these, two are software applications that manage the capture and long-term storage of documents for production level workflow and document management systems and the third is a family of image processing accelerators and development tools. The Company believes that its product lines are well positioned to take advantage of major trends in the imaging, workflow and document management market.

Component Software

Until the mid-1990s, most imaging, workflow and document management solutions were closed monolithic systems supplied by turnkey vendors. Beginning in 1995, however, specialized vendors began competing with these turnkey imaging systems by selling individual software components through networks of VARs and system integrators who would then integrate components from different vendors into a complete solution for end users.

Component systems have the advantage of being more flexible, less costly, and easier to upgrade than comparable turnkey systems. In an effort to capitalize on the component software trend, Kofax began shipping its Ascent(R) family of software applications in January 1995. The first Ascent application, Ascent Capture(R), was designed to reduce the cost of the scanning and indexing process, which involves significant human involvement and is therefore an expensive ongoing function of most imaging, workflow and document management systems. Ascent Capture reduces manual labor by using automated recognition techniques such as OCR and bar code recognition and by automating the flow of images through the entire capture process. In addition, sophisticated validation techniques ensure the accuracy of the indexing process without requiring costly human intervention. In 1996, the Company introduced Ascent Storage(TM), an application for managing image repositories on optical jukeboxes. In component based systems, applications such as Ascent Capture and Ascent Storage are combined by resellers and system integrators with other software components, such as document management software from Documentum, Inc., to form complete imaging, workflow and document management solutions.

Image Processing Accelerators

Kofax's first products, image processing accelerators, were designed to give PCs sufficient processing power to operate high-speed scanners and then compress and store the resulting images. The acceptance of PCs as replacements for proprietary imaging workstations grew as Microsoft Windows became the most popular operating system for document imaging applications and as PC-based LANs gained acceptance for large-scale business applications.

More recently, as the speed and sophistication of imaging systems has increased, so too have the requirements for image processing. To meet this demand, Kofax continues to provide a family of hardware accelerators and development tools that allow Pentium-class PCs to perform high-speed scanning, image cleanup, and recognition functions, including operations such as deskewing, despeckling, line removal, bar code recognition, and forms recognition. These functions, which have grown increasingly CPU intensive, make document images more readable, allow OCR to operate more accurately and decrease the storage requirements for compressed images.

In order to cause these image processing functions to execute at the rated speed of modern scanners (40 to 200 pages per minute), Kofax develops core algorithms that can be used on the most cost-effective platform available in any particular system. This involves producing algorithms that execute variously on host PCs, on RISC processors embedded in hardware accelerators, on DSPs, or on proprietary ASICs. By balancing the execution of algorithms across these processors, Kofax systems can simultaneously perform multiple image processing functions at speeds as high as 250 images per minute.

STRATEGY

Kofax's primary growth strategy is to expand its addressable markets by developing new products that leverage its core document processing technologies. Execution of the Company's strategy involves the following key elements:

Expand Addressable Market for Component Software

Kofax is expanding into two new markets related to document capture and optical storage in which it does not presently compete:

o Forms processing involves capturing data from printed forms and storing the information in a database. Today, this data entry market is primarily manual, with workers reading paper documents and keying information into a mainframe database. Kofax plans to compete in this substantial market with a forthcoming version of Ascent Capture that performs image assisted data entry, in which paper forms are scanned, zoned, OCRed, and the data stored with little or no human participation. This software will make use of sophisticated forms recognition technology to automatically recognize different form types, zonal image cleanup algorithms to optimize different parts of the forms for the highest possible accuracy in automated recognition, handprint recognition techniques in addition to OCR (machine print) techniques, and automated validation procedures to ensure the accuracy of the index data.

o In August, 1998, Kofax introduced a version of Ascent Storage for Windows NT networks that makes an optical jukebox look like an ordinary magnetic drive on the network. It requires no programming and can be used with any standard Windows application. The Company expects this new version of Ascent Storage will broaden the market for Ascent Storage to include Kofax's entire current distribution channel of VARs and distributors.

Expand Addressable Market for Scanner Enhancement Products

Kofax is applying its accelerator technology to a new market. In addition to image processing functions performed by Kofax accelerators in host PCs, scanner manufacturers use specialized scanner resident image processing boards to perform certain types of basic image manipulation that are best executed on raw image data before it is passed to the PC. Kofax has developed advanced technologies that the Company believes will allow it to compete aggressively in this market on an OEM basis, providing scanner manufacturers with a low-cost image processing board that provides enhanced functionality. One such technology, which we're calling Virtual ReScan(TM), or VRS, leverages our extensive research and development in high speed grayscale image processing. Company tests indicate that this proprietary technology promises to significantly improve image readability and OCR accuracy, and reduce scanning costs.

The Company has demonstrated VRS to several major scanner vendors and is currently in contractual discussions with some of them. The Company does not expect to generate a material amount of revenue from this product until after the end of fiscal year 1999.

Leverage and Expand Distribution Channels

Kofax has pursued a two-tier distribution strategy, through stocking distributors and value-added resellers, for eight years and believes it has developed considerable expertise in selling to and supporting these channels. Kofax plans to emphasize the further development and support of its growing reseller channel.

A critical element of the Company's strategy to continue to increase revenues of our component software products, Ascent Capture and Ascent Storage, is to continue to grow our Ascent reseller base and also to increase their productivity through improved training, product and marketing support, and reseller management. For instance, previous versions of Ascent Storage required significant programming to use and were targeted primarily at a fairly small base of OEMs and ISVs. The recently released Version 4 is an optical storage solution that can be easily installed and serviced by our existing channel of certified resellers who specialize in document management solutions. Adding this channel, along with this product's new features, significantly expands the Company's addressable market for Ascent Storage.

In addition, the Company has planned an aggressive sales and promotional launch of Ascent Storage 4 in fiscal 1999. A key element of this campaign is a major incentive program for Ascent Storage distributors and resellers that will encourage them to learn and sell this new product as soon as possible.

PRODUCTS

Kofax offers products in two basic areas, both aimed at the imaging, workflow and document management market:

o Component Application Software. The Ascent family of software applications today consists of Ascent Capture, a scanning and indexing application, and Ascent Storage, an optical storage manager for Windows NT networks.

o Scanner Enhancement Products. This area includes the KIPP(R) and Adrenaline(R) families of PC-based hardware accelerators for scanning and image processing; developers' toolkits for scanning, image processing and optical storage; and OEM hardware designed to improve image quality inside a scanner.

Component Application Software

The Ascent family is a set of standalone software applications designed to be used in conjunction with software applications from other vendors to form a complete imaging, workflow and document management system. Ascent applications are independent of both database and network operating system selection, allowing them to work in a high percentage of existing corporate IT environments. The first Ascent product commenced shipment in January 1995, and sales of Ascent products accounted for approximately 26% of the Company's fiscal 1998 net sales. The Company expects that its Ascent products will contribute an increasing share of the Company's net sales in the future. See "Factors That May Affect Future Operating Results -- Dependence on a Limited Number of Products for Current and Future Operating Results."

Ascent Capture is a batch-oriented document capture software application designed to process up to 100,000 documents per day at high throughput and low cost. The goal of Ascent Capture is to reduce the long-term operating cost of production document capture by incorporating key technologies that are normally found only in expensive turnkey imaging systems.

Document capture is a sequential process that involves several steps, each of which typically executes on a workstation on a network. The table below explains each of the steps that make up a complete document capture subsystem.


OPERATION            DESCRIPTION                   ASCENT BENEFITS
---------            -----------                   ---------------
Scanning             Converts paper documents      Ascent Capture implements a batch
                     into digital images.          scanning system to increase throughput
                                                   and reduce the number of scanners and
                                                   scanner operators required.

OCR and Image        Cleans up image, reads and    Image processing cleans up the scanned
Processing           retrieves index keywords.     image and makes OCR more accurate.
                                                   Preprinted forms can be zoned
                                                   and automatically indexed by
                                                   optical character recognition
                                                   of the zones.

Indexing and         Assigns index keywords to     Bar codes can automate indexing and
Quality Assurance    all documents so that they    reduce hand keying. For manual indexing,
                     can be retrieved later.       input screens are designed for efficient
                                                   "heads up" indexing. To ensure accuracy,
                                                   custom validation rules can be enforced
                                                   for each index field.

Rescanning           Sends poorly scanned          Ascent Capture keeps track of rejected
                     documents back to be          pages and allows rescanning of single
                     rescanned.                    pages within a batch. Rescanned pages
                                                   are automatically inserted back into
                                                   batches in the proper order.

Release              Exports images to long-term   Ascent Capture supports release of
                     storage and indexes to a      documents to standard optical systems
                     permanent database.           and common SQL databases. Database
                                                   schema conversion is built into the
                                                   Ascent Capture system.

In Ascent Capture, each of these operations is integrated via internal queues that provide scalability and flexibility. This allows Ascent Capture to be used in many different environments, from mid-range systems with only a few stations to enterprise installations with multiple scanners feeding multiple OCR, index, rescan and release stations. Ascent's internal routing system maximizes efficiency for every station and operator.

A typical mid-range capture system consists of one or two scan/rescan stations and two to four stations performing image processing, OCR, indexing and release. Ascent Capture has a recommended end user list price of $7,995 for each high-end scan station, $3,495 for each mid-range scan station, and $2,495 for all other stations, such as OCR, indexing or release. An update service, available at a price equal to 15% of the software's list price, provides customers with software upgrades for a period of 12 months.

Ascent Storage is an optical storage manager for Windows NT networks. It allows an optical jukebox to appear to the network as a very large magnetic disk and allows any ordinary Windows application to read and write files to the jukebox. Ascent Storage supports WORM (nonerasable) optical drives, MO (rewritable) drives, and optical jukeboxes that use mechanical robotics to swap libraries of optical disks into a single drive on an as-needed basis.

The goal of Ascent Storage is to allow document management applications to access optical storage, which is inherently slower than magnetic storage, in the most efficient possible way. Ascent Storage can be easily customized via Visual Basic to communicate directly with optical jukeboxes on the network and intelligently pre-fetch archived files from optical to magnetic storage, providing users with the fastest possible file access. In addition, Ascent Storage allows system managers to manage off-line volumes (off-line disks that have been removed from the jukebox and stored on a shelf), make real time backups, and check the status and performance of all optical devices on their network.

Ascent Storage is priced on a device basis. Each optical device on the network requires a separate Ascent Storage license, ranging in price from $995 for a standalone optical drive to $29,995 for a large optical jukebox. An update service, available at a price equal to 15% of the software's list price, provides customers with software upgrades for a period of 12 months.

Scanner Enhancement Products

Kofax manufactures a wide variety of hardware and toolkits designed to accelerate scanning and image processing functions on PCs.

Kofax accelerator boards are used to connect high-speed scanners to PCs and perform critical image processing operations on the images after they are scanned. Kofax's current generation of accelerators, sold under the brand name Adrenaline, contain memory, an on-board RISC processor, one or two DSP devices, and proprietary ASICs that accelerate functions that are too processor intensive to execute efficiently on the PC's processor.

Because standard processors commonly used in PCs are optimized to work on bytes rather than bits, even fast PCs driven by Pentium-class processors are poorly suited to perform image processing and are typically unable to perform complex image processing in real time. Kofax accelerators are designed primarily to optimize these image processing operations.

Typical image processing functions performed by Kofax hardware accelerators include image deskewing, despeckling, deshading, line removal, edge enhancement, bar code recognition, forms recognition, and others, all of which execute in real time at scanner speeds of 40 to 200 pages per minute.

The Adrenaline family includes four models with list prices of $3,500 and $1,500 for the two hardware models and prices of $1,100 and $400 for the two software engines. The hardware accelerators are generally used to connect scanners that run at approximately 40 pages per minute and above while the software engines are entry level products that support only scanners with speeds of up to approximately 30 pages per minute.

Special versions of the hardware accelerators are available for IBM ImagePlus systems. These versions accounted for about 8% of total fiscal 1998 accelerator revenue. These IBM-specific products have list prices ranging from $4,000 to $9,000.

An internal development project called Virtual ReScan, or VRS, will result in a scanner resident image processing board that will be sold on an OEM basis to scanner vendors and shipped as an integral part of the scanner. VRS is expected to begin shipments in early 1999 and will perform extremely high-speed functions designed to improve image quality inside the scanner before the image is delivered to the PC. These functions include grayscale thresholding, certain types of image manipulation and cleanup, and automatic page segmentation. Other functions will be added on a custom basis depending on the requirements of the particular OEM.

Software toolkit products are designed for system developers creating customized imaging and workflow solutions. The software toolkits provide a powerful and easy environment for developing custom document capture and document storage applications that take advantage of the features of Kofax hardware accelerators and optical storage management software.

ImageControls(R) is a set of 32-bit ActiveX controls designed for use with Visual Basic and Visual C++. Using ImageControls, developers can build applications that run on either Windows NT or Windows 95 workstations and perform high-speed scanning, printing, image display, image cleanup (deskew, despeckle, line removal, etc.), bar code recognition, and automatic forms recognition. Three versions of the toolkit are available, ranging in price from $1,000 to $5,000.

Developer toolkits do not contribute significant revenue to the Company but are an important part of its overall marketing strategy. When a Kofax toolkit is used to build an application, support is automatically built in for Adrenaline hardware accelerators. Sales of these products therefore depend heavily on gaining widespread use of Kofax toolkits among application developers in the document management market.

TECHNOLOGY/RESEARCH AND DEVELOPMENT

As of June 30, 1998, the Company's research and development group consisted of 70 employees, of which 58 people manage, develop or test the Company's software products. During the fiscal years ended June 30, 1998, 1997 and 1996, research and development expenses were $7.8 million, $6.7 million, and $5.1 million respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Factors That May Affect Future Operating Results -- Rapid Technological Change."

As is common in the imaging, workflow and document management industry, the Company licenses various software from third parties and includes or uses such software in certain of the Company's application software products. Currently, royalties payable under such license arrangements are not significant in relation to the selling price of the software products.

Algorithm Development

An important aspect of the Company's research and development effort involves developing proprietary, state-of-the-art image processing algorithms. These algorithms are highly specialized and depend on a detailed knowledge of advanced mathematics and computational processes. These algorithms are encapsulated in proprietary ASICs, digital signal processor code and traditional C and assembly language code.

The Company's library of algorithms covers two basic areas:

Recognition. This includes algorithms such as bar code recognition, patch code detection and automatic forms recognition. These algorithms are widely used to automate the indexing of scanned documents, thus lowering the ongoing labor cost of the imaging operation.

Image enhancement. These algorithms are used to clean up scanned images so that recognition operations run with greater accuracy. Image enhancement is used to improve both the Company's recognition functions and recognition functions performed by third party products, such as OCR and handprint recognition. This is a key area of development, as very small increases in OCR accuracy can save substantial amounts in annual operating costs for an imaging installation.

A key part of this development is tuning the Company's algorithms for maximum speed. Customers typically prefer to perform image processing during scanning, which can only be done if all required algorithms execute in less time than it takes to scan a page (usually one second or less). The Company believes that its ability to perform image processing in real time is one of its key competitive advantages.

The software development group includes engineers with significant design experience in applied and theoretical image processing, real-time operating systems, Microsoft operating systems, user interfaces, and embedded systems and firmware. The software development group was an early adopter of object oriented software development tools and now maintains an expanding base of reusable code. The hardware design group includes engineers with significant design experience in high-speed digital electronics, ASICs, field programmable gate arrays, computer buses, complex computer systems and design for manufacturability.

SALES AND DISTRIBUTION

Kofax pursues a two-tier distribution strategy, the first tier being stocking distributors while the second tier are solution providers such as system integrators and value-added resellers (VARs). During fiscal 1998, Kofax had 64 stocking distributors in 39 countries who accounted for 79% of net sales. Most of the Company's distributors specialize in document image processing as either their sole business or as a major component of their business. In fiscal 1998, two of these distributors, Law-Cypress Distributing Co. and Tech Data Corporation, accounted for 17% and 13%, respectively, of the Company's total net sales. See "Factors That May Affect Future Operating Results -- Dependence Upon Distribution Channels."

In addition, the Company has a field sales force that works closely with its distributor and reseller channel. Kofax maintains six sales offices in the U.S. staffed by technical sales managers and application engineers. The Company's European headquarters in London covers Western Europe, Eastern Europe, Africa and the Middle East. Two full-time sales people based in the Irvine, California office cover Asia and South America. In fiscal 1998, approximately 67% of net sales were generated in the United States, 24% in Europe and 9% in Asia, South America and the rest of the world.

Kofax products generally reach the end user through the Company's two distribution channels. Each of these sales channels plays a different role in the Company's overall distribution strategy:

Distributors. Most Kofax products flow initially through one of the Company's distributors. Distributors service a large base of VARs and system integrators and are responsible for handling credit issues and stocking product to provide quick shipping turnaround. The Company's distributors generally do not stock significant amounts of inventory of the Company's products, as these products are typically incorporated by resellers into complete imaging, workflow and document management systems which are configured shortly before scheduled delivery to end-user customers.

VARs/Resellers. VARs and resellers typically integrate Kofax products into a specific solution that they then sell to an existing base of customers in such markets as healthcare, banking, insurance, transportation and government. The Company has selected and trained over 450 Ascent Certified Resellers (ACRs) who incorporate the Company's Ascent software line into complete imaging, workflow and document management systems. The ACRs are the primary focus of the Company's component software sales strategy and, accordingly, the Company is investing significantly in growing, training and supporting this base of resellers.

END USER CUSTOMERS

Although Kofax generally does not sell products directly to end users, the Company has an extensive and diverse list of end-user customers who are serviced and supported by its reseller partners. The list below, which was derived from the Company's database of warranty registration cards received over the past year, is illustrative of the wide range of industries and organizations using the Company's products. There can be no assurance that any of the listed organizations have purchased a material amount of the Company's products or that they will purchase the Company's products in the future.


MANUFACTURING               FINANCIAL/BANKING                 SYSTEM INTEGRATORS
Procter & Gamble            GE Capital Services               EDS Corp.
BMW AG                      United Bank of Switzerland        Lucent Technologies
Dow Corning                 Chase Manhattan Bank              Unisys Corporation

NATIONAL GOVERNMENT         OIL AND CHEMICALS                 STATE AND LOCAL GOVERNMENT
U.S. Customs Service        The British Petroleum Co. PLC     Wisconsin Dept. of Justice
U.S. Army                   Chevron Corporation               Denver Water Dept.
U.S. Dept. of Treasury      The Dow Chemical Co.              City of Minneapolis

ELECTRONICS                 SERVICES/DISTRIBUTION             EDUCATION
Digital Equipment Corp.     Automobile Club of So. Calif.     Cal State University, Hayward
General Electric            Avis Rent A Car, Inc.             University of Oklahoma
Hewlett-Packard Company     SYSCO Corp.                       University of Wisconsin

PHARMACEUTICAL              INSURANCE                         ENERGY
Merck & Co., Inc.           Equitable Life Assurance          British Gas Transco
Warner Lambert Co.          Blue Cross/Blue Shield            Petro-Canada
Glaxo Wellcome PLC          Delta Dental Plans Association    Consolidated Edison, Inc.

MARKETING

The bulk of the Company's marketing efforts are aimed at generating short-term leads for itself and its distribution partners. Promotional efforts are closely tracked and follow-up surveys help determine the effectiveness of various marketing programs. This process is automated and is designed to ensure that leads are fulfilled promptly and by the appropriate channel partner.

Longer term marketing efforts include education of end users via periodic roadshows, trend and opinion articles placed in key publications, and meetings with industry analysts. The Company actively uses its marketing efforts to position itself as both a technological leader and an active supporter of industry trade associations and standards committees. Currently, the Company's Chief Executive Officer is Chairman of the Board of Directors of the industry's largest trade association, the Association for Information and Image Management.

The Company has several specialized marketing programs designed to reach specific audiences. The first three of these programs are used to promote the Ascent product family and are considered important to the long-term success of
Ascent:

The Ascent Reseller Program is designed to attract qualified resellers for the Company's Ascent family of products. Resellers are accepted into the program if they meet a set of predefined criteria that include a minimum level of technical expertise, experience in the imaging channel and payment of a $3,000 fee. Benefits of the program include demonstration software, free training, collateral materials, lead support and cooperative marketing funds.

The Component Application Partner Program is aimed at other software vendors in the document management and workflow market who make products complementary to Ascent Capture and Ascent Storage. Companies are accepted into the program if they support the engineering work required to write an interface between Ascent and their products. Benefits include extensive technical support, cooperative marketing opportunities and reference sales.

Training is provided for the Ascent product family to all qualified resellers and, for a fee, to interested end users. The basic training class is three days long and costs $1,495.

The ImageControls ISV Program is targeted at independent software vendors and provides incentives for these vendors to use Kofax toolkits and support Kofax accelerators. Benefits of this program include reduced price software and hardware, lead support, and cooperative advertising.

CUSTOMER SUPPORT

The Company believes its ability to provide comprehensive service, support and training to its distributors, resellers and customers is an important factor in its business. A high level of continuing service and support is fundamental to helping developers, distributors and resellers be successful in selling and supporting the Company's products. The Company's customer support and training departments currently provide the following services:

Technical Support. A support staff of 11 engineers provides telephone, fax and electronic mail support to the entire customer base. Additionally, authorized resellers and subscribers to the support service program have extended access to the Company's Internet support site, which contains technical articles, programming tips and source code samples.

Ascent Certified Resellers are entitled to full support under their reseller program while Ascent end users may purchase an annual support contract for $995. For software developers who purchase toolkit products, the Company provides four months of free technical support, after which annual support costs are between $795 and $995. End users of the Company's software and hardware engines may contact this group at no charge for routine product installation and configuration questions.

Software Upgrades. Customers of the Company's developer software toolkit products receive free software upgrades as part of their subscription to the Company's technical support program. Customers of the Ascent application software products may purchase an update service for 15% of the product's list price, which provides the customer with software upgrades for a period of 12 months.

Customer Education. The Company provides comprehensive product training to authorized resellers of the Company's Ascent family of application software products.

Hardware Repair or Replacement. The Company provides a warranty on all of its hardware products for up to two years after installation. Customers with hardware problems during the warranty period may return their hardware directly to the Company, or in some cases to their local authorized distributor, for free repair or replacement. Customers with hardware problems not covered under warranty may purchase hardware repair service for a flat fee plus shipping costs.

The Company maintains sales and support offices in the United States and Europe. The Company believes that existing field sales and support facilities are adequate to meet its current requirements. The Company plans to continue to expand its field sales and support facilities worldwide where appropriate to further penetrate existing and new market opportunities.

COMPETITION

In the imaging, workflow and document management industry, the market for scanner enhancement hardware and software application components is highly competitive and is characterized by rapid changes in technology and frequent introductions of new platforms and features. The Company expects competition to increase as other companies introduce additional and more competitive products in the emerging imaging, workflow and document management market. In its accelerator board and developer toolkit business, the Company competes primarily with a number of small private companies. In its Ascent business, Kofax competes indirectly against suppliers of turnkey systems as well as directly with other component software vendors, more of whom are expected to enter the market over the next few years. Some of the Company's existing competitors, as well as a number of potential competitors, in the document imaging application software segment of the market have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

The Company believes that the competitive factors affecting the market for the Company's products include product performance, price and quality; product functionality and features; the availability of products for existing and future platforms; the ease of integration of the products with other hardware and software components of document imaging systems; and the quality of customer support services, documentation and training. The relative importance of each of these factors depends upon the specific end user involved. There can be no assurance that the Company will be able to compete effectively with respect to any of these factors.

The Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to remain successful in the imaging, workflow and document management market, the Company must respond to technological change, customer requirements and competitors' current products, product enhancements and innovations. In particular, the Company is currently developing additional products and product enhancements in an effort to address customer requirements in response to technological changes. However, there can be no assurance that the Company will successfully complete the development or introduction of these products on a timely basis or that these products will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition. See "Factors That May Affect Future Operating Results -- Impact of Competition."

INTELLECTUAL PROPERTY

The Company believes that its success is strongly related to its reputation for technology, product innovation, technical competence, technical customer support and the response of management to customers' needs. The Company currently holds no patents and relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, licensing arrangements and other security measures (which afford only limited protection) to establish and protect its software, proprietary algorithms and other proprietary technology. Despite these precautions, there can be no assurance that the Company will be successful in protecting its proprietary technology, or that the Company's competitors will not independently develop products or technologies that are substantially equivalent or superior to the Company's products and technologies. It is possible that unauthorized third parties will copy or reverse engineer portions of the Company's products or otherwise obtain and use information which the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure or inability of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results, cash flows and financial condition.

The PC hardware and software industry is characterized by vigorous protection of intellectual property rights, which has resulted in significant and often protracted and expensive litigation. Litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties will not be asserted against the Company in the future. The Company expects that it will increasingly be subject to such claims as the number of products and competitors in the imaging, workflow and document management market grows and the functionality of such products overlaps with other industry segments. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available upon reasonable terms, if at all. In addition, should the Company decide to litigate such claims, such litigation could be expensive, protracted and time consuming, could divert management's attention from other matters, could cause product shipment delays and could materially adversely affect the Company's business, operating results, cash flows and financial condition, regardless of the outcome of the litigation.

Kofax(R), KIPP(R), ImageControls(R), Ascent(R), Ascent Capture(R), StorageControls(R), Adrenaline(R) and NetScan(R) are registered trademarks of the Company. Ascent Storage(TM) and Virtual ReScan(TM) are trademarks of the Company and are the subject of pending trademark registration applications. Alliance(SM) and The Component Imaging Company(SM) are servicemarks of the Company and are the subject of pending servicemark registration applications.

MANUFACTURING AND SUPPLIERS

The Company manufactures its products at its headquarters facility in Irvine, California. The Company's manufacturing strategy focuses on producing high quality products while controlling costs and maintaining the flexibility necessary to introduce new products quickly and react to changing customer demand. The Company's manufacturing operations consist primarily of materials and procurement management, functional testing and final assembly of products, burn-in, quality assurance and shipping. The Company employs one local independent subcontractor to perform printed circuit board level assembly. The Company purchases all components and raw materials and consigns them to its assembly subcontractor. Cable assemblies are purchased complete from a company that specializes in cable assembly manufacture. The Company has in-house software duplication capability, but also uses subcontractors for software duplication. Each of the Company's products undergoes thorough testing and quality inspection at the final assembly stages of production.

The Company purchases circuit boards, integrated circuits and other components from third parties. The Company's dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. The Company is dependent on sole-source suppliers for ASICs and certain critical components used in its products. The Company generally purchases sole-sourced components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with any of its sole-source suppliers. There can be no assurance that the Company will not experience quality control problems or supply shortages for these components in the future. Although the Company has attempted to mitigate these risks by identifying alternate sources of sole-sourced components and buying significant safety stocks. Any quality control problems or interruptions in supply with respect to one or more components could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. Because of the Company's reliance on these vendors, the Company may also be subject to increases in component costs which could materially adversely affect its business, operating results, cash flows and financial condition.

The Company relies on third-party subcontractors for the manufacture of certain of its products and components such as cable assemblies and circuit boards. Reliance on third-party subcontractors involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials to or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such factor may result in delays in shipments of the Company's products or increases in the prices of components, either of which could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. See "Factors That May Affect Future Operating Results -- Dependence on Suppliers and Subcontractors."

BACKLOG

The Company typically ships its products within a short period after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders, and net sales in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in customer demand would therefore have an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability.

EMPLOYEES

As of June 30, 1998, the Company employed 167 individuals, including 70 in research and development, 61 in sales, marketing and customer support, 13 in manufacturing and 23 in administration, finance and information systems. The Company regularly seeks to identify skilled engineering and other potential employee candidates, and has found that competition for qualified personnel in the computer software industry is intense. The Company believes that its ability to recruit and retain highly skilled technical and other management personnel will be critical to its ability to execute its business plans. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual results to differ from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Probable Fluctuations in Quarterly Operating Results

The Company's operating results have been, and its future operating results are expected to be, subject to fluctuations due to a number of factors, including the timing of orders from, and shipments to, major customers; the timing of new product introductions by the Company or its competitors; variations in the mix of products sold by the Company; changes in pricing policies by the Company, its competitors or its suppliers, including possible decreases in average selling prices of the Company's products in response to competitive pressures; product returns or price protection charges from customers; market acceptance of new and enhanced versions of the Company's products; the availability and cost of key components; the availability of manufacturing capacity; delays in the introduction of new products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the imaging, workflow and document management market; dependence upon capital spending budgets; dependence on suppliers of scanners and their ability to supply scanners to the marketplace; fluctuations in general economic conditions; and the unpredictability of all of the foregoing. In addition, the Company has at times experienced quarter-to-quarter declines in net sales. The Company believes that these fluctuations in net sales result primarily from the budgeting and purchasing cycles of its customers and, during the summer months, from European holiday closures. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's expense levels are relatively fixed in the short term and are based on the Company's sales forecasts; however, because substantially all of the Company's net sales in each quarter result from orders received and shipped in that quarter, net sales are difficult for the Company to forecast accurately. The Company operates with little product backlog because its products are typically shipped shortly after orders are received. In addition, a significant portion of the Company's sales are made through indirect channels and are difficult to predict. Any significant reduction in customer demand in a particular quarter would therefore have an almost immediate adverse effect on the Company's operating results. If significant shortfalls were to occur between forecasted and actual orders, as has occurred in the past and as may occur in the future, the Company might not be able to reduce its expenses proportionately and in a timely manner. This could compound the resulting adverse effect on operating results. In addition, in order to promptly fill orders, the Company maintains inventories of finished goods and components with long lead times, which could result in writedowns of inventory in the future and could contribute to quarterly fluctuations in operating results. The

Company's gross profit margins may be adversely affected by the introduction of new products and changes in product mix. Accordingly, there can be no assurance that the Company will be able to sustain its current gross profit margins. The Company also may reduce prices or increase spending in response to competition or to pursue new market opportunities, which may adversely affect the Company's operating results. Due to the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on a Limited Number of Products for Current and Future Operating Results

The Company focuses exclusively on document imaging hardware and software. Historically, the Company has derived substantially all of its net sales from its family of accelerator boards, software development tools and accessories. This family of products is expected to continue to account for a majority of the Company's net sales for the foreseeable future. The Company believes that as its family of accelerator boards and related products continues to mature, sales of these products will grow at slower than historical rates, and there can be no assurance that the Company will be able to sustain the current level of growth of such sales. Any reduction in the demand for the Company's family of accelerator boards and related products due to introductions by the Company's competitors of products based on new technologies or new industry standards, a decline in the demand for computer systems or document imaging products, product obsolescence or any other reason would have a material adverse effect on the Company's business, operating results, cash flows and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products."

In January 1995, the Company introduced its Ascent line of document image processing application software for Microsoft Windows. The Company is directing a significant amount of its research and development expenditures to the development of its Ascent products and plans to devote significant marketing efforts to promotion of its Ascent products. The Company believes that its Ascent products, together with other products under development, will contribute an increasing share of the Company's net sales in the future as the market for accelerator boards and related products continues to mature. Accordingly, the Company believes that its operating results will in the future become substantially dependent on the Company's ability to increase sales of its Ascent products, achieve market acceptance of new products under development and develop future products. There can be no assurance that the Company will be successful in increasing sales of its Ascent products, achieving market acceptance of its new products under development or developing additional products. Failure to increase sales of the Company's Ascent products, achieve market acceptance of products under development or develop additional products would have a material adverse effect on the Company's business, operating results, cash flows and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products."

Dependence on Imaging, Workflow and Document Management Market and Component Software Strategy

Substantially all of the Company's net sales have been attributable to sales of document imaging products, and these products are currently expected to account for substantially all of the Company's future net sales. The imaging, workflow and document management market is a rapidly evolving market. If this market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the Company has focused its product development efforts on a component software strategy rather than seeking to develop a complete turnkey imaging solution. If the component software approach does not continue to achieve significant market acceptance, or develops more slowly than the Company expects, the Company's business, operating results, cash flows and financial condition could be materially adversely affected. See "Business -- Industry Background."

Rapid Technological Change

The market for the Company's document image processing products is characterized by rapid technological advances, changes in end user requirements, frequent new product introductions and enhancements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products under development obsolete and unmarketable. For example, increasing speeds of future generation Pentium-class microprocessors in standard PCs could reduce demand for the Company's hardware accelerator products, which could have a material adverse effect upon the Company's business, operating results, cash flows and financial condition. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products and by developing and introducing on a timely basis new products that lead or keep pace with technological developments and emerging industry standards, respond to evolving end user requirements and achieve market acceptance. Any failure by the Company to anticipate or adequately respond to technological developments or end user requirements, or any significant delays in product development or introduction could result in a loss of competitiveness or net sales. In the past, the Company has experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products on a timely basis or at all, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any of its new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reasons, to develop, introduce and sell its products in a timely manner, the Company's business, operating results, cash flows and financial condition would be materially adversely affected. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Products," "-- Competition" and
"-- Technology/Research and Development."

Impact of Competition

The market for imaging, workflow and document management hardware and software components is highly competitive and is characterized by rapid changes in technology and frequent introductions of new platforms and features. The Company expects competition to increase as other companies introduce additional and more competitive products in this developing market. In its accelerator board and developer toolkit business, the Company competes primarily with a number of small private companies. In its Ascent business, to which the Company is a relative newcomer, Kofax competes indirectly against large suppliers of turnkey systems, as well as directly with other component software vendors, more of whom are expected to enter the market over the next few years. Some of the Company's existing and potential competitors in the application software segment of the document imaging market have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

The Company believes that the competitive factors affecting the market for the Company's products include product performance, price and quality; product functionality and features; the availability of products for existing and future platforms; the ease of integration of the products with other hardware and software components of document imaging systems; and the quality of support services, product documentation and training. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that the Company will be able to compete effectively with respect to any of these factors.

The Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to remain competitive in the document imaging market, the Company must respond to technological change, customer requirements, and competitors' current products, product enhancements and innovations. The Company introduced its Ascent line of application software products in January 1995, has recently developed its new generation of accelerator boards and is currently developing additional product enhancements to these products in an effort to address customer requirements and respond to technological changes. However, there can be no assurance that the Company will successfully complete the development or introduction of these products on a timely basis or that these products will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in the document imaging market, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition. See "Business -- Competition."

Dependence on Scanner Manufacturers

The Company's accelerator boards and Ascent Capture software are used in conjunction with high-end production scanners which are manufactured and supplied by several domestic and Japanese scanner manufacturers and vendors. The Company's sales of these products are dependent on the number of scanners that are produced and distributed by these scanner manufacturers and vendors. Any decrease in the number of scanners in the marketplace may decrease the number of accelerator boards sold by the Company. Manufacturers and distributors of scanners may encounter a variety of difficulties that may reduce the number of scanners produced and shipped to consumers during the period of such difficulty, all of which are beyond the Company's control. There can be no assurance that manufacturers and distributors will not experience difficulties in producing or shipping scanners or, if such difficulties arise, that they will be resolved in a timely manner, resulting in a lower than expected number of scanners in the marketplace. Any decrease in the number of scanners produced and shipped to consumers could materially adversely effect the Company's business, operating results, cash flows and financial condition.

Dependence Upon Distribution Channels

The Company relies heavily on its distributors and resellers for the marketing and distribution of its products. In fiscal 1998, two of the Company's distributors, Law-Cypress Distributing Co. and Tech Data Corporation accounted for 17% and 13%, respectively, of the Company's total net sales. The concentration of sales to a limited number of distributors increases the credit risk of sales to such distributors. If one or more of the Company's principal distributors became insolvent or otherwise terminated its relationship with the Company, the Company's business, operating results, cash flows and financial condition could be materially adversely affected. The Company's products are hardware and software components of complete imaging, workflow and document management systems. As such, sales of the Company's products depend, in significant part, upon purchases of imaging, workflow and document management systems, which include products supplied by vendors other than the Company. As a result, sales of the Company's products are subject to a variety of factors outside of the Company's control, including the ability of its resellers to successfully sell their complete solutions to end users. The Company's agreements with resellers and distributors do not require minimum purchases, are generally not exclusive and in many cases may be terminated by either party without cause. There can be no assurance that these resellers and distributors will continue to carry the Company's products or that they will give a high priority to the marketing of the Company's products. In addition, there can be no assurance that the Company will retain any of its current resellers or distributors or that, if the Company were to lose any reseller or distributor, the Company would be successful in recruiting replacement organizations to represent it. Any changes in the Company's distribution channels could materially adversely affect the Company's business, operating results, cash flows and financial condition. See "Business -- Sales and Distribution."

Dependence on Intellectual Property and Proprietary Rights

The Company currently holds no patents and relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, licensing arrangements and other security measures (which afford only limited protection) to establish and protect its software, proprietary algorithms and other proprietary technology. There can be no assurance that the Company will be successful in protecting its proprietary technology, or that the Company's competitors will not independently develop products or technologies that are substantially equivalent or superior to the Company's products and technologies. It is possible that third parties will copy or reverse engineer portions of the Company's products or otherwise obtain and use information which the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure or inability of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results, cash flows and financial condition.

The PC hardware and software industry is characterized by vigorous protection of intellectual property rights, which has resulted in significant and often protracted and expensive litigation. Litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties will not be asserted against the Company in the future. The Company expects that it will increasingly be subject to such claims as the number of products and competitors in the document image processing market grows and the functionality of such products overlaps with other industry segments. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available upon reasonable terms if at all. In addition, should the Company decide to litigate such claims, such litigation could be expensive, protracted and time consuming, could divert management's attention from other matters, could cause product shipment delays and could materially adversely affect the Company's business, operating results, cash flows and financial condition, regardless of the outcome of the litigation. See "Business -- Intellectual Property."

Dependence on Suppliers and Subcontractors

The Company purchases circuit boards, integrated circuits and other components from third parties. The Company's dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. The Company is dependent on sole-source suppliers for ASICs and certain other components used in its products. The Company generally purchases sole-sourced components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with any of its sole-source suppliers. There can be no assurance that the Company will not experience quality control problems or supply shortages with respect to these components in the future. Any quality control problems or interruptions in supply with respect to one or more components could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. Because of the Company's reliance on these suppliers, the Company may also be subject to increases in component costs, which could materially adversely affect its business, operating results, cash flows and financial condition. See "Business -- Manufacturing and Suppliers."

The Company relies on third-party subcontractors for the manufacture of certain of its products and components, such as cable assemblies and circuit boards. Reliance on third-party subcontractors involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for, or unavailability of, affected parts. Any such reduction, constraint or unavailability could result in shipment delays of the Company's products or increases in the prices of components, either of which could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. See "Business -- Manufacturing and Suppliers."

Dependence on Key Personnel

The Company's success depends on the continued service of key management personnel, including David S. Silver, Chief Executive Officer. None of the Company's personnel is subject to an employment agreement with the Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. The Company's ability to compete effectively and to manage future anticipated growth will also require the Company to recruit additional qualified personnel. There can be no assurance that the Company can retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. See "Business -- Employees".

Dependence on Capital Spending

Substantially all of the Company's net sales are derived from the sale of hardware and software components for use in imaging, workflow and document management systems purchased by end users such as large corporations and domestic and foreign governmental agencies. The decision to purchase an imaging, workflow and document management system generally involves a significant commitment of capital, with the attendant delays associated with significant capital expenditures. The Company's future success is directly dependent upon the capital expenditure budgets of its customers and the continued demand by such customers for imaging, workflow and document management systems.

Certain industries that utilize imaging, workflow and document management systems, such as the financial services industry, are highly cyclical, and companies in such industries may experience economic downturns, which could lead to significant reductions in capital expenditures. In addition, many domestic and foreign governmental agencies have experienced budget deficits that have also led to significant reductions in capital expenditures. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns and such factors affecting capital spending. There can be no assurance that any such decrease in capital spending will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

Risks Associated With International Sales

In fiscal 1998, 1997 and 1996, international sales represented approximately 33%, 34% and 36%, respectively, of the Company's net sales, and the Company believes that its future growth is dependent in part upon its ability to increase sales in international markets. The Company intends to attempt to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to successfully maintain or expand its international sales. International sales are subject to inherent risks, including changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations and the possibility of greater difficulty in accounts receivable collection. To date, the Company has avoided the risk of fluctuating exchange rates associated with international sales by selling its products in United States currency, however, there can be no assurance that the Company will be able to continue to do so. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results, cash flows and financial condition. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview" and "-- Results of Operations -- Net Sales."

Risk of Defects

The Company has occasionally discovered errors or defects in its products after their commercial shipment. Although to date such defects and errors have not been significant, there can be no assurance that significant defects and errors will not be discovered in new products, existing products or in new versions or enhancements of existing products, and if discovered, will be successfully and timely corrected. Discovery of errors or defects in the Company's products after commercial shipment could result in adverse customer reaction, negative publicity regarding the Company or its products, a delay in or failure to achieve market acceptance or a diversion of management and product development resources, any of which could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

Potential Effect of Anti-Takeover Provisions

The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of delaying or preventing a change of control. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and could therefore adversely affect the price of the Common Stock.

Risks Associated With Acquisitions.

From time to time, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Such future acquisitions or investments would expose the Company to the risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired businesses; the potential disruption of the Company's ongoing business; the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers; the maintenance of uniform standards, controls, procedures and policies; and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Possible Volatility of Stock Price.

The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. See "Market for Registrant's Common Stock and Related Stockholder Matters".

Year 2000 Issues.

It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company's software products do not have any material Year 2000 Problems. In addition, the Company has completed a review of its business systems, including its computer systems, and based on information gathered to date, has determined that such systems are also not subject to any material Year 2000 Problems. The Company is querying its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. The failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 Problem in a timely manner could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

ITEM 2.  PROPERTIES

The Company currently leases approximately 44,000 square feet of space in Irvine, California, which serves as its headquarters. This space is used for research and development, manufacturing, sales and marketing, customer support and administration. The Company's lease expires in February 1999. The Company expects to relocate its headquarters in March 1999 to a 59,000 square foot facility in an adjoining business park in Irvine, California. The new lease expires in March, 2004, and has two three-year options to extend the lease. Rent expense will increase annually as a result of this relocation. The Company also leases approximately 10,000 square feet of space in Tyngsboro, Massachusetts, which is occupied by the Ascent Storage development team. This lease expires in August 2000.

The Company also maintains a number of sales and support offices in the United States and Europe. The Company believes that existing field sales and support facilities are adequate to meet its current requirements. The Company plans to continue to expand its field sales and support facilities worldwide where appropriate to further penetrate existing and new market opportunities.


ITEM 3.  LEGAL PROCEEDINGS

On September 26, 1997, VisionShape, Inc. ("VisionShape") filed suit against the Company in the Superior Court of Orange County, California. VisionShape claims that the Company's Adrenaline accelerator boards prevent the use of software other than the Company's software, which, the complaint alleges, creates a monopoly or otherwise constitutes a tying arrangement in violation of state and federal antitrust laws. VisionShape seeks unspecified monetary damages and costs as well as equitable remedies, including an order enjoining the Company from selling its Adrenaline accelerator boards. VisionShape also seeks treble damages and attorneys' fees. On May 27, 1998, the Superior Court held that VisionShape failed to state a cause of action against the Company and ordered the suit dismissed on July 15, 1998. The dismissal is subject to appeal and the Company and VisionShape are discussing settlement options. Based upon information currently available to the Company, the Company believes VisionShape's claims are without merit and intends to contest vigorously any action against the Company. However, it is too early to determine the outcome of such suit and there can be no assurance as to the eventual outcome of such actions. Any determination against the Company in the litigation or the settlement of such claims could have a material adverse effect on the Company's business, results of operation, cash flows and financial condition. The Company is not a party to any other material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "KOFX". The Company completed its initial public offering of its Common Stock on October 10, 1997 at an offering price of $11.00 per share. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                    High          Low
                                                   ------        ------
Fiscal 1998:
    Second Quarter (from October 10, 1997)         $11.75        $4.00
    Third Quarter                                  $ 8.00        $5.00
    Fourth Quarter                                 $ 8.25        $6.125

As of June 30, 1998, the number of stockholders of record was 191. This number does not account for Common Stock registered in street name. Accordingly, the actual number of holders of record of the Company's Common Stock may be significantly greater than the number indicated above.

The Company has never declared or paid any cash dividends on shares of its Common Stock. The Company currently intends to retain all available funds for use in the operation of its business, or to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies, and does not intend to pay any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors. The payment of cash dividends by the Company is restricted by the Company's current bank credit facilities, which contain restrictions prohibiting the Company from paying any cash dividends without the bank's prior approval, and future borrowings may contain similar restrictions.

On April 27, 1998, the Company announced that its board of directors had authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of Kofax's outstanding Common Stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. The Company repurchased 100,000 shares of its common stock during fiscal 1998 for approximately $0.6 million.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below as of and for each of the five years in the period ended June 30, 1998 have been derived from the audited consolidated financial statements and notes thereto audited by Deloitte & Touche LLP, independent auditors, of which the consolidated financial statements and notes thereto as of June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998 are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                          FISCAL YEAR ENDED JUNE 30,
                                            ---------------------------------------------------
                                             1998      1997       1996       1995        1994
                                            -------   -------    --------   -------     -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                   $33,375   $29,266    $ 24,964   $21,085     $18,076
Cost of sales                                 7,819     7,720       7,926     7,218       6,394
                                            -------   -------    --------   -------     -------
Gross profit                                 25,556    21,546      17,038    13,867      11,682
  Operating expenses:
     Sales and marketing                     10,706     9,565       7,456     5,977       4,817
     Research and development                 7,826     6,653       5,090     3,693       3,455
     General and administrative               2,672     1,936       1,748     1,554       1,383
     Acquired in-process research and
       development costs                         --        --       4,177        --          --
                                            -------   -------    --------   -------     -------
          Total operating expenses           21,204    18,154      18,471    11,224       9,655
                                            -------   -------    --------   -------     -------
Income (loss) from operations                 4,352     3,392      (1,433)    2,643       2,027
Other income, net                               759        69         200       264          51
                                            -------   -------    --------   -------     -------
Income (loss) before provision (benefit)
  for income taxes                            5,111     3,461      (1,233)    2,907       2,078
Provision (benefit) for income taxes          1,968     1,326        (500)    1,096         586
                                            -------   -------    --------   -------     -------
Net income (loss)                           $ 3,143   $ 2,135    $   (733)  $ 1,811     $ 1,492
                                            =======   =======    ========   =======     =======
Basic net income (loss) per share           $  0.75   $  1.37    $  (0.82)
                                            =======   =======    ========
Diluted net income (loss) per share         $  0.62   $  0.52    $  (0.82)
                                            =======   =======    ========
Basic weighted average common
  shares (Note 1)                             4,197     1,319       1,305
                                            =======   =======    ========
Diluted weighted average common
  shares (Note 1)                             5,073     4,126       1,305
                                            =======   =======    ========
Net income (loss) applicable to
  common stockholders                       $ 3,143   $ 1,801     $(1,067)
                                            =======   =======     =======

BALANCE SHEET DATA:
Cash, cash equivalents and investments      $20,865   $ 5,404    $  3,514   $ 6,759     $ 5,119
Working capital                              24,149     8,676       6,949     9,382       7,774
Total assets                                 32,115    16,327      14,141    13,018      10,631
Long-term notes payable                          --       427         799        --          --
Total stockholders' equity(1)                27,625    12,254      10,106    10,832       9,008

----------
(1) Includes amounts attributable to the outstanding shares of the Company's Redeemable Convertible Preferred Stock, which was converted into common stock at the time of the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Factors That May Affect Future Operating Results". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

Kofax Image Products was founded in 1985 to develop image processing accelerator boards that could be added to PCs and other desktop workstations to facilitate high-speed scanning, compression, manipulation and printing of document images. The products were targeted at the emerging market of document image processing.

Today Kofax develops, markets and supports three product lines for imaging, workflow and document management applications. The fastest growing products are software applications that manage the capture and long-term storage of documents for production level workflow and document management systems. The original image processing hardware and development tools business is in its fourth generation, currently generates gross margins of approximately 70%, and continues to generate significant profit for investment into the faster growing software businesses.

Fiscal year 1998 total software revenue was $10.2 million, or about 31% of revenue. This was a 70% increase over fiscal 1997 software revenue. Substantially all of this increased software revenue was generated from the Company's Ascent software business. During fiscal 1998 the Company signed and trained over 150 new Ascent resellers focused on document management and workflow solutions. Revenue from the Company's family of image processing boards and development tools has grown modestly over the past two years, and the Company expects that to continue for the foreseeable future. The Company believes that the accelerator board and development tools business will continue to account for a majority of the Company's net sales for the next two to three years. The Company also expects that its Ascent software products, together with other products under development, will contribute an increasing share of the Company's net sales in the future.

Net sales represent gross sales less discounts, returns and adjustments. The Company's net sales have grown from $287,000 in fiscal 1987 to $33.4 million in fiscal 1998. The Company's revenue growth has resulted from the expansion of the document image processing market, as well as from the growing market acceptance of the Company's products. The Company typically ships its products within a short period after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders at the end of any quarter. Net sales of scanner enhancement products (KIPP, Adrenaline, and ImageControls) amounted to 74.5% of fiscal 1998 revenue. Net sales of Ascent component software products amounted to 25.5% of fiscal 1998 revenue compared to 17.7% in fiscal 1997 and 8.5% in fiscal 1996.

International sales (primarily to western European countries) accounted for approximately 33%, 34% and 36% of net sales during fiscal 1998, 1997 and 1996, respectively. Approximately 4%, 5%, and 6% of international sales during fiscal 1998, 1997, and 1996, respectively, were attributable to countries in Asia and the Pacific Rim. Sales to Asia and Pacific Rim countries were relatively flat in absolute dollars from fiscal 1997 to fiscal 1998. The Company does not expect that sales from this region will increase until the current economic difficulties in Asia and the Pacific Rim end. The Company has not had any sales from Russia or China to date, and the Company has no current sales or marketing plans for Russia or China. Management expects that the Company's international operations will continue to provide a significant portion of total net sales; however, international sales could be adversely affected if the U.S. dollar continues to strengthen against international currencies. To date the Company has not had any exposure to foreign currency fluctuations. The adoption of the "Euro" by the European community in 1999 may lead the Company to transact its European sales in "Euros", which may result in the realization of foreign exchange gains or losses in the future.

The Company sells its products primarily through a two-tier channel of stocking distributors and solution providers, such as system integrators and value-added resellers (VARs). Net sales through stocking distributors amounted to 79% of fiscal 1998 revenue. The Company has six domestic and three European sales offices to support its distributors and resellers. Revenue from hardware and software sales is recognized at the time of shipment in accordance with AICPA Statement of Position 91-1, Software Revenue Recognition. Distributors have certain rights of return and exchange privileges. The Company's distributors generally do not stock significant amounts of inventory of the Company's products, as these products are typically incorporated by resellers into complete imaging, workflow and document management systems which are configured shortly before scheduled delivery to end-user customers. The Company records estimates for such rights of return and exchange privileges based on historical experience. The Company provides a warranty for its products against defects in materials and workmanship. A provision for estimated warranty costs is recorded at the time of sale.

The Company has been profitable for the last 28 quarters, with the exception of the quarter ending December 1995, when $4,158,500 was charged to acquired in-process research and development expenses in connection with the acquisition of certain net assets of LaserData, Inc. ("LaserData"). See Note 3 of Notes to Consolidated Financial Statements.

Cost of sales primarily consist of the costs of components and subassemblies, labor and manufacturing overhead and, with respect to the Company's software products, software duplication and royalty expenses. The Company believes that its gross margins reflect the high content of proprietary firmware in the Company's hardware accelerator boards as well as the increasing percentage of total software revenue in the Company's product mix. Sales and marketing expenses consist primarily of salaries and commissions, customer support, trade shows, advertising and other promotional expenses. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management, as well as professional services.

Research and development expenses consist primarily of personnel costs and overhead costs relating to occupancy. The Company's research and development personnel costs increased substantially in January 1996 because of the LaserData acquisition. Despite the fact that the Company's net sales have increased, research and development expenses as a percentage of net sales are relatively high because of the high software content of the Company's KIPP and Adrenaline family of products and the development of its Ascent application software products. The Company expects that research and development expenses will continue to increase in absolute amounts and will fluctuate as a percentage of net sales, depending upon the timing of material research and product development projects. As of June 30, 1998, the Company did not have any capitalized software development expenses. See Note 2 of Notes to Consolidated Financial Statements.

The Company expects the effective tax rate in future periods to approximate the statutory rate.

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                     FISCAL YEAR ENDED JUNE 30,
                                                     --------------------------
                                                       1998      1997     1996
                                                     -------   -------   ------
Net sales                                             100.0%    100.0%    100.0%
Cost of sales                                          23.4      26.4      31.8
                                                     ------    ------    ------
Gross profit                                           76.6      73.6      68.2
Operating expenses:
  Sales and marketing                                  32.1      32.7      29.9
  Research and development                             23.5      22.7      20.4
  General and administrative                            8.0       6.6       7.0
  Acquired in-process research and
    development costs                                                      16.7
                                                       ----      ----      ----
          Total operating expenses                     63.6      62.0      74.0
                                                       ----      ----      ----
Income (loss) from operations                          13.0      11.6      (5.8)
Other income, net                                       2.3       0.2       0.9
                                                       ----      ----      ----
Income (loss) before provision (benefit) for
  income taxes                                         15.3      11.8      (4.9)
Provision (benefit) for income taxes                    5.9       4.5      (2.0)
                                                       ----      ----      ----
Net income (loss)                                       9.4%      7.3%     (2.9)%
                                                       ====      ====      ====

Net Sales. Net sales were $33.4 million, $29.3 million and $25.0 million in fiscal 1998, 1997, and 1996, respectively. Net sales increased 14.0%, 17.2%, and 18.4% in fiscal 1998, 1997, and 1996, respectively. Revenues from the Ascent software business were $8.5 million, $5.1 million, and $2.1 million in fiscal 1998, 1997, and 1996, respectively. The increase in fiscal 1998 and 1997 net sales was primarily attributable to these increases in the sales of the Company's Ascent software products.

Gross Profit. As a percentage of net sales, gross profit represented 76.6%, 73.6% and 68.2% in fiscal 1998, 1997 and 1996, respectively. The increase in the gross profit percentage in fiscal 1998 as compared to fiscal 1997 was primarily attributable to increasing sales of Ascent software products which have higher gross profit rates. The increase in fiscal 1997 was attributable to several factors, including increasing sales of the Company's Ascent software products, changes in accelerator board product mix and declining costs of DRAM components used in the Company's accelerator boards.

Sales and Marketing. Sales and marketing expenses were $10.7 million, $9.6 million and $7.5 million in fiscal 1998, 1997 and 1996, respectively. As a percentage of net sales, sales and marketing expenses represented 32.1%, 32.7% and 29.9% in fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 was primarily attributable to approximately $0.7 million for continued growth of personnel and increased costs of compensation. The increase in fiscal 1997 was primarily attributable to approximately $0.7 million for increased personnel and marketing related expenses to launch NetScan(R), a product that was recently discontinued, and approximately $1.2 million for the continued growth of personnel and promotional expenses for the Ascent software products. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales.

Research and Development. Research and development expenses were $7.8 million, $6.7 million and $5.1 million in fiscal 1998, 1997 and 1996, respectively. As a percentage of net sales, research and development expenses represented 23.5%, 22.7% and 20.4% in fiscal 1998, 1997 and 1996, respectively. Approximately $1.2 million and $0.7 million, respectively, of the fiscal 1998 and fiscal 1997 increases in research and development expenditures were primarily due to increased compensation costs for personnel, consultants, and contract labor working on Ascent Capture, Ascent Storage, Adrenaline, ImageControls, and NetScan product development. $0.8 million of the fiscal 1997 increase was related to the acquisition of the Ascent Storage development team which was only included in fiscal 1996 results for six months. The Company expects that research and development expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales depending upon the timing of material research and development projects.

General and Administrative. General and administrative expenses were $2.7 million, $1.9 million and $1.7 million in fiscal 1998, 1997 and 1996, respectively. As a percentage of net sales, general and administrative expenses were 8.0%, 6.6% and 7.0% in fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 was primarily attributable to increased information systems expenses for compensation and infrastructure additions, and the increased accounting, legal, and other expenses related to the Company becoming a public company. The Company anticipates that it will incur increased general and administrative costs in the future related to the additional insurance and administrative requirements of a public company.

Acquired In-Process Research and Development Costs. Acquired in-process research and development costs of $4.2 million in fiscal 1996 represented an allocation of a portion of the purchase price of the acquisition of certain net assets of LaserData to in-process research and development costs, which had no future alternative use, based on management assumptions.

Other Income, Net. Other Income, net is primarily interest income earned on short-term investments and investments held to maturity, less interest expense on long-term notes payable. Other Income, net was $0.8 million, $0.1 million, and $0.2 million in fiscal 1998, 1997, and 1996, respectively. As a percentage of net sales, other income, net was 2.3%, 0.2%, and 0.9% in fiscal 1998, 1997, and 1996, respectively. The increase in fiscal 1998 was due to interest income from the $11.9 million increase in short-term investments from the proceeds of the Company's initial public offering and a reduction in interest expense from repayment of long-term notes payable. The decrease in fiscal 1997 was primarily attributable to a decrease in short-term investments and an increase in interest expense on long-term notes payable; both of which resulted from the fiscal 1996 acquisition of certain net assets of LaserData.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations and capital requirements from 1986 through 1989 from the sale of approximately $4.0 million of preferred stock and, thereafter, through cash flow from operations. In October 1997, the Company completed its initial public offering selling 1,300,000 shares of its common stock, and received net proceeds, after subtracting expenses incurred in the offering, of approximately $12.6 million. The Company's primary sources of funds at June 30, 1998 consisted of approximately $20.9 million of cash, cash equivalents and investments.

As of June 30, 1998 cash and cash equivalents totaled $16.5 million, an increase of $15.7 million from June 30, 1997. Net cash provided by operating activities during fiscal 1998 was approximately $5.3 million, and was generated primarily from net income, depreciation, and amortization. During fiscal 1998, the Company used cash in investing activities of approximately $0.9 million for capital expenditures and additions to short-term investments. The Company currently has no significant capital expenditure commitments. Net cash provided by financing activities was $11.4 million, primarily resulting from the proceeds from the Company's initial public offering.

The Company has an unsecured $2.0 million revolving credit line with Silicon Valley Bank (the "Bank") and as of June 30, 1998 had no outstanding balance under the revolving line of credit. The revolving line of credit expires in January 1999, and the Company intends to enter into negotiations with the Bank for the renewal of the line of credit. The line of credit agreement requires the Company to maintain its primary banking relationship with the Bank while any obligations to the Bank remain outstanding, prohibits the incurrence of additional debt from sources other than the Bank, except for purchases or leases of equipment up to $700,000, requires the Company to maintain certain tangible net worth levels and profitability levels and restricts the payment of dividends without the Bank's prior approval. In January 1996, the Company entered into a three-year, $1,150,000 term loan. The proceeds from the Company's public offering were used to prepay the remaining term loan balance of $0.7 million.

On April 24, 1998 the Company's board of directors authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of Kofax's outstanding Common Stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. The Company repurchased 100,000 shares of its common stock during fiscal 1998 for approximately $0.6 million. Aside from this program, the Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

The Company believes that its existing cash balances, its available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Factors That May Affect Future Operating Results -- Risks Associated with Acquisitions".

Quantitative and Qualitative Disclosures about Market Risk

At June 30, 1998, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $20.0 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

As of June 30, 1998, the weighted average maturity of the Company's portfolio was 44 days. The market value changes for increases in short-term treasury security yields are not material due to the overall short-term maturity of the Company's portfolio.

The Company limits its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum average maturity of the Company's overall investment portfolio is limited by policy to 36 months. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk.

RECENT ACCOUNTING PRONOUNCEMENT

For the years beginning after July 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of the disclosures required by such statements on its financial statements.

For fiscal years beginning after December 31, 1997, the Company will adopt Statement of Position 97-2, "Software Revenue Recognition". The Company is reviewing the impact of this Statement on its financial statements, and does not believe this Statement will have a material effect on its financial statements.

YEAR 2000 ISSUES.

It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company's software products do not have any material Year 2000 Problems. In addition, the Company has completed a review of its business systems, including its computer systems, and based on information gathered to date, has determined that such systems are also not subject to any material Year 2000 Problems. The Company is querying its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. The failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 Problem in a timely manner could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV Item 14.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

Certain information required by Part III is omitted from this Report and will be included in the Registrant's definitive Proxy Statement which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers and directors of the Company, and their ages as of June 30, 1998, are as follows:


       NAME                  AGE              POSITION
       ----                  ---              --------
David S. Silver              40     Chief Executive Officer, President and
                                    Chairman of the Board
Dean A. Hough                39     Vice President, Engineering and Director
Richard M. Murphy            51     Vice President, Sales
Ronald J. Fikert             49     Vice President, Finance, Chief Financial
                                    Officer and Secretary
Kevin Drum                   39     Vice President, Marketing
Alexander P. Cilento(2)      49     Director
William E. Drobish(2)        59     Director
Clifford L. Haas(1)          41     Director
B. Allen Lay(1)              63     Director
David C. Seigle(1)(2)        58     Director

----------
(1)  Member of the Compensation Committee.

(2)  Member of Audit Committee.

     David S. Silver co-founded the Company in August 1985 and has served as President and Chief Executive Officer and a director of the Company since its inception. From 1982 to 1985, Mr. Silver was employed by FileNet Corporation, a manufacturer of document image processing systems, as a member of the development team for the FileNet imaging system. Prior to 1982, Mr. Silver held various engineering positions with MAI Basic Four Corporation, a manufacturer of computer equipment and associated application software programs.

     Dean A. Hough co-founded the Company in August 1985 and has served as a Vice President and a Director of the Company since that time. From 1983 to 1985, Mr. Hough was employed by FileNet Corporation, where he participated in the development of a variety of the imaging components of the FileNet imaging system. Prior to 1983, Mr. Hough held various design and engineering positions with MAI Basic Four Corporation and Scientific Atlanta, a manufacturer of scientific instruments and equipment.

     Richard M. Murphy joined the Company as a Vice President, Sales in November 1989. From 1984 to 1989, Mr. Murphy held various sales management positions with Emulex Corporation, a manufacturer of computer storage, communications, graphics and peripheral products, where he served as Vice President, Domestic Sales from September 1987 to January 1989 and as Vice President, North American Sales from January 1989 to November 1989. Prior to 1984, Mr. Murphy held various sales positions with Hamilton-Avnet Electronics, Kierulff Electronics and Telefile Computer Products.

     Ronald J. Fikert joined the Company as Vice President, Finance in February 1990. From March 1989 to February 1990, Mr. Fikert worked as an independent management consultant. From 1984 to 1989, Mr. Fikert was employed by General Monitors, a manufacturer of sensing, monitoring and detection equipment, where he served as Controller. From 1979 to 1984, he was employed by Modular Command Systems, a manufacturer of electronic communications hardware and software, as Vice President, Finance and Secretary. Prior to joining Modular Command Systems, Mr. Fikert was Director of Finance for Esterline Electronics, a manufacturer of electronic products, and was an accountant with Arthur Andersen & Co. Mr. Fikert is a Certified Public Accountant.

     Kevin Drum joined the Company in November 1992 and was promoted to Vice President, Marketing in July 1995. Prior to that time, his positions with the Company included Director of Marketing and Senior Product Manager. From 1984 to 1992, Mr. Drum was employed by Emulex Corporation, where he served as a senior product manager from 1988 to 1992.

     Alexander P. Cilento has been a member of the Company's Board of Directors since 1986. Since 1991, Mr. Cilento has been a General Partner of Aspen Venture Partners, a private venture capital investment partnership. From 1985 through 1991, Mr. Cilento was employed by 3i Securities Corporation, a venture capital investment firm, where he served as Vice President.

     William E. Drobish has been a member of the Company's Board of Directors since 1986. Since 1998, Dr. Drobish has been President of Ditrans, a developer of digital transceivers for the wireless industry, and since 1984 an instructor at the University of California, Irvine's Extension Program. Dr. Drobish was a founder, Vice President, director and Secretary of Silicon Systems, Inc., a manufacturer of integrated circuits. Dr. Drobish is also a director of Technology Modeling Associates, Inc., a provider of physical simulation software to support integrated circuit design and manufacturing.

     Clifford L. Haas has been a member of the Company's Board of Directors since 1987. Mr. Haas is a general partner of Sigma Partners and Sigma Associates, private venture capital investment partnerships, which he has been associated with since 1985.

     B. Allen Lay has been a member of the Company's Board of Directors since 1990. Since 1982, Mr. Lay has been a general partner of Southern California Ventures, a private venture capital investment partnership. Mr. Lay also serves as a director of the following public companies: PairGain Technologies, Inc., a provider of telecommunications products; ViaSat, Inc., a provider of wireless telecommunications products; and Helisys, Inc., a provider of rapid prototyping systems.

     David C. Seigle has been a member of the Company's Board of Directors since 1992. From 1996 to 1998, Mr. Seigle was president of Technology's Edge, a franchisor of technology integrators. From 1992 to 1996 Mr. Seigle was a consultant and private investor. From 1982 to 1991, Mr. Seigle was employed by FileNet Corporation in various positions, including Senior Vice President of International Operations from 1987 to 1991. Mr. Seigle is currently a director of Interface Systems, Inc., a manufacturer and distributor of computer peripherals and software.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders under the heading "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders under the heading "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this Form:

1.  Consolidated Financial Statements
                                                                       Page
                                                                       ----
Independent Auditors' Report                                           F-1
Consolidated Balance Sheets as of June 30, 1998 and 1997               F-2
Consolidated Statements of Operations for the years ended
   June 30, 1998, 1997 and 1996                                        F-3
Consolidated Statements of Stockholders' Equity for the
   years ended June 30, 1998, 1997 and 1996                            F-4
Consolidated Statements of Cash Flows for the years ended
   June 30, 1998, 1997 and 1996                                        F-5
Notes to Consolidated Financial Statements                             F-6

2. Financial Statement Schedule for the three years ended June 30, 1998

Schedule II - Valuation and Qualifying Accounts

All schedules not listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits: See accompanying Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form.

(b)      Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   KOFAX IMAGE PRODUCTS, INC.


Dated: September 28, 1998                          /s/ Ronald J. Fikert
                                                   -----------------------------
                                                   Ronald J. Fikert
                                                   Chief Financial Officer

                                POWER OF ATTORNEY

We, the undersigned directors and officers of Kofax Image Products, Inc., do hereby constitute and appoint David S. Silver and Ronald J. Fikert, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulation, and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of September, 1998.


         Signature                                        Title
         ---------                                        -----

/s/ David S. Silver                         Chairman, President, Chief Executive
----------------------------------          Officer (principal executive officer)
David S. Silver



/s/ Ronald J. Fikert                        Vice President, Chief Financial
----------------------------------          Officer, Treasurer and Secretary
Ronald J. Fikert                            (principal financial and accounting
                                            officer)


/s/ Alexander P. Cilento                    Director
----------------------------------
Alexander P. Cilento


/s/ William E. Drobish                      Director
----------------------------------
William E. Drobish


/s/ Clifford L. Haas                        Director
----------------------------------
Clifford L. Haas


/s/ Dean A. Hough                           Director
----------------------------------
Dean A. Hough


/s/ B. Allen Lay                            Director
----------------------------------
B. Allen Lay


/s/ David C. Seigle                         Director
----------------------------------
David C. Seigle

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Kofax Image Products, Inc.:

We have audited the accompanying consolidated balance sheets of Kofax Image Products, Inc. and its subsidiary (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kofax Image Products, Inc. and its subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Costa Mesa, California
July 31, 1998

CONSOLIDATED FINANCIAL STATEMENTS


                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       AS OF JUNE 30,
                                                                ----------------------------
                                                                     1998          1997
                                                                --------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $  16,522,200   $    801,500
Investments (Note 4)                                                4,342,800      4,602,900
Accounts receivable, net of allowance for doubtful
  accounts and sales returns of $458,600 in 1998 and
  $422,900 in 1997 (Note 6)                                         5,260,800      4,133,800
Inventories (Note 5)                                                1,565,000      2,011,700
Deferred income taxes (Note 7)                                        606,000        566,700
Prepaid expenses and other current assets                             342,000        204,500
                                                                -------------   ------------
          Total current assets                                     28,638,800     12,321,100
PROPERTY:
Machinery and equipment                                             5,343,900      4,878,800
Furniture and fixtures                                                905,500        865,900
Leasehold improvements                                                379,800        260,600
                                                                -------------   ------------
                                                                    6,629,200      6,005,300
Less accumulated depreciation and amortization                     (4,889,000)    (4,040,100)
                                                                -------------   ------------
  Property, net                                                     1,740,200      1,965,200
NONCURRENT DEFERRED INCOME TAXES (Note 7)                           1,342,900      1,463,700
OTHER ASSETS, net                                                     393,200        576,900
                                                                -------------   ------------
                                                                $  32,115,100   $ 16,326,900
                                                                =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of note payable (Note 6)                        $          --   $    394,300
Accounts payable                                                    1,207,200        771,900
Accrued compensation and related costs                              1,237,000      1,044,100
Accrued warranty                                                      148,400        185,400
Accrued cooperative marketing (Note 9)                                445,200        335,500
Deferred revenue (Note 2)                                             588,200        356,400
Other accrued liabilities (Note 7)                                    863,800        557,900
                                                                -------------   ------------
          Total current liabilities                                 4,489,800      3,645,500
LONG-TERM NOTES PAYABLE (Note 6)                                           --        427,100
REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 8),
  $.001 par value; 5,000,000 shares authorized;
  2,667,002 shares issued and outstanding in 1997                          --      7,146,200
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
STOCKHOLDERS' EQUITY (Notes 1 and 8):
Common stock, $.001 par value; 40,000,000 shares
   authorized; 5,307,416 and 1,327,256 shares issued
   and outstanding in 1998 and 1997, respectively                  17,125,700        172,000
Retained earnings                                                  11,135,900      4,936,100
Treasury Stock, 100,000 shares at cost                               (636,300)            --
                                                                --------------  ------------
          Total stockholders' equity                               27,625,300      5,108,100
                                                                -------------   ------------
                                                                $  32,115,100   $ 16,326,900
                                                                =============   ============


See accompanying notes to consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              YEAR ENDED JUNE 30,
                                                -------------------------------------------
                                                     1998           1997           1996
                                                ------------    ------------   ------------
Net sales (Notes 9 and 10)                      $ 33,375,100    $ 29,265,700   $ 24,964,000
Cost of sales                                      7,818,700       7,720,100      7,926,200
                                                ------------    ------------   ------------
Gross profit                                      25,556,400      21,545,600     17,037,800

Operating expenses (Notes 3 and 9):
     Sales and marketing                          10,706,400       9,565,300      7,456,600
     Research and development                      7,825,900       6,652,500      5,089,700
     General and administrative                    2,672,000       1,935,900      1,748,100
     Acquired in-process research
       and development costs                                                      4,176,800
                                                ------------    ------------   ------------
          Total operating expenses                21,204,300      18,153,700     18,471,200
                                                ------------    ------------   ------------
Income (loss) from operations                      4,352,100       3,391,900     (1,433,400)
Other income, net (Note 6)                           758,800          69,300        200,500
                                                ------------    ------------   ------------
Income (loss) before provision (benefit)           5,110,900       3,461,200     (1,232,900)
Provision (benefit) for income
  taxes (Note 7)                                   1,967,700       1,325,900       (499,800)
                                                ------------    ------------   ------------
Net income (loss)                               $  3,143,200    $  2,135,300   $   (733,100)
                                                ============    ============   ============
Basic net income (loss) per share               $        .75    $       1.37   $      (0.82)
                                                ============    ============   ============
Diluted net income (loss) per share             $        .62    $        .52   $      (0.82)
                                                ============    ============   ============
Basic weighted average common shares               4,197,100       1,319,100      1,305,200
                                                ============    ============   ============
Diluted weighted average common
  shares (Note 2)                                  5,072,600       4,125,800      1,305,200
                                                ============    ============   ============
Net income (loss) applicable to
  common stockholders (Note 2)                  $  3,143,200    $  1,801,300   $ (1,067,100)
                                                ============    ============   ============

See accompanying notes to consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1998, 1997 and 1996

                                            COMMON STOCK
                                        ----------------------    RETAINED
                                         SHARES       AMOUNT      EARNINGS      TOTAL
                                        ---------  -----------   ----------   ----------
BALANCES, July 1, 1995                  1,297,519  $   151,900  $ 4,201,900  $ 4,353,800
Issuance of common stock                   14,025        7,500           --        7,500
Repurchase of common stock                   (125)          --           --           --
Accretion to current liquidation or
  redemption value of preferred stock          --           --     (334,000)    (334,000)
Net loss                                       --           --     (733,100)    (733,100)
                                         --------  -----------  -----------  -----------
BALANCES, June 30, 1996                 1,311,419      159,400    3,134,800    3,294,200
Issuance of common stock                   15,837       12,600           --       12,600
Accretion to current liquidation or
  redemption value of preferred stock          --           --     (334,000)    (334,000)
Net income                                     --           --    2,135,300    2,135,300
                                         --------  -----------  -----------  -----------
BALANCES, June 30, 1997                 1,327,256      172,000    4,936,100    5,108,100
Issuance of common   stock for stock
  option plan                              81,100       92,500           --       92,500
Issuance of common stock for employee
  stock purchase plan                      32,058      153,900           --      153,900
Issuance of common stock for initial
  public offering                       1,300,000   12,617,700           --   12,617,700
Repurchase of common stock               (100,000)          --           --     (636,300)
Accretion to current liquidation or
  redemption value of preferred stock          --           --      (83,500)     (83,500)
Conversion of redeemable convertible
  preferred stock to common stock       2,667,002    4,089,600    3,140,100    7,229,700
Net income                                     --           --    3,143,200    3,143,200
                                         --------  -----------  -----------  -----------
BALANCES, June 30, 1998                 5,307,416  $17,125,700  $11,135,900  $27,625,300
                                        =========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                          ------------------------------------
                                                             1998          1997         1996
                                                          -----------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ 3,143,200  $ 2,135,300  $  (733,100)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities, net of effects of
  acquisition:
  Depreciation and amortization                             1,511,400    1,496,500    1,162,200
  Acquired in-process research and development costs               --           --    4,176,800
  Provision for doubtful accounts and sales returns            35,700       41,400      199,800
  Provision for inventory reserves                            (74,600)     189,600      184,100
  Disposal of property                                         97,500          900        1,200
  Deferred income taxes                                        81,500     (130,000)  (1,523,100)
  Changes in operating assets and liabilities,
    net of effect of acquisition:
    Accounts receivable                                    (1,162,700)     (82,300)    (656,900)
    Inventories                                               521,300     (331,800)    (217,300)
    Prepaid expenses and other current assets                (137,500)     (14,200)     (53,600)
    Accounts payable                                          435,300       58,700     (636,000)
    Accrued compensation and related costs                    192,900      325,900        7,400
    Accrued warranty                                          (37,000)      30,700      (27,300)
    Accrued cooperative marketing                             109,700       82,200       32,500
    Other accrued liabilities and deferred revenue            537,700     (131,100)     208,300
                                                          -----------  -----------  -----------
         Net cash provided by operating activities          5,254,400    3,671,800    2,125,000
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments                 260,100   (1,829,800)   1,363,700
Acquisition of property                                    (1,156,100)  (1,532,200)  (1,289,400)
(Increase) decrease in other assets                           (44,100)      66,400     (139,300)
Cash paid for acquisition                                          --           --   (4,610,600)
                                                          -----------  -----------  -----------
         Net cash used in investing activities               (940,100)  (3,295,600)  (4,675,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable                                         --           --    1,150,000
Principal payments on notes payable                          (821,400)    (328,600)    (487,500)
Net proceeds from issuance of common stock                 12,864,100       12,600        7,500
Repurchase of common stock                                   (636,300)          --           --
                                                          -----------  -----------  -----------
         Net cash provided by (used in) financing
           activities                                      11,406,400     (316,000)     670,000
                                                          -----------  ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       15,720,700       60,200   (1,880,600)
CASH AND CASH EQUIVALENTS, beginning of year                  801,500      741,300    2,621,900
                                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of year                    $16,522,200  $   801,500  $   741,300
                                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                             $    27,100  $   108,800  $    54,200
                                                          ===========  ===========  ===========
Income taxes paid                                         $ 1,396,000  $ 1,427,800  $ 1,018,000
                                                          ===========  ===========  ===========

SCHEDULE OF NONCASH TRANSACTIONS -- The Company
  acquired certain assets of LaserData, Inc. during
  the year ended June 30, 1996 (Note 3). In conjunction
  with the acquisition, certain liabilities were assumed
  as follows:
    Fair value of assets acquired                                                   $ 1,394,800
    Acquired in-process research and development costs                                4,176,800
    Acquired developed technology                                                       652,100
    Cash paid                                                                        (4,610,600)
                                                                                    -----------
         Liabilities assumed                                                        $ 1,613,100
                                                                                    ===========

NONCASH ACTIVITY -- During the three years ending June 30, 1998, 1997 and 1996, the Company recorded accretion of $83,500, $334,000, and $334,000 respectively for the increase in the liquidation or redemption value of the redeemable convertible preferred stock (Note 8).

See accompanying notes to consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND NATURE OF OPERATIONS

Kofax Image Products (the Company) was incorporated in California on August 13, 1985 and reincorporated in the State of Delaware on February 13, 1996. The reincorporation resulted in a change in the Company name from Kofax Image Products to Kofax Image Products, Inc., a change in the authorized number of shares of common stock from 10,000,000 to 40,000,000, and a change in the par value of both the Company's common stock and preferred stock from no par value to $.001 par value. All share amounts have been restated to reflect the reincorporation of the Company.

The Company is a leading supplier of application software, developers toolkits, and image processing hardware for the imaging, workflow and document management market. The Company specializes primarily in the area of document capture, which involves converting paper documents into electronic images, indexing the documents, and then compressing and routing the images across a network for permanent storage. The Company's products are all designed for use on Windows-based PC platforms and industry standard network operating systems. The Company sells its products through a worldwide network of distributors, value added resellers, systems integrators, and Original Equipment Manufacturers
(OEMs).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents -- Short-term investments which have an original maturity of three months or less are considered cash equivalents.

Investments -- The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires investments to be classified into one of three categories: held-to-maturity securities, trading securities and available-for-sale securities. At June 30, 1998, all of the Company's investments were considered to be held-to-maturity securities, which are reported at amortized cost. The Company has the positive intent and ability to hold these securities to maturity.

Accounts Receivable -- Accounts receivable arise in the normal course of granting trade credit terms to customers. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. At June 30, 1998 and 1997, 32.3% and 30%, respectively, of the Company's accounts receivable were due from two distributors.

Inventories -- Inventories are stated at the lower of first-in, first-out cost or market.

Property -- Property is stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, which are generally between two and five years, or the term of the related lease agreement, if applicable.

Other Assets -- Other assets include intangible assets and prepaid license and royalty fees. Intangible assets represent the estimated value of the developed technology acquired from LaserData (Note 3). Such intangibles are amortized on a straight-line basis over three years, the estimated useful life. Prepaid license and royalty fees are recorded at cost and amortized based on estimated total revenue for the related product with an annual minimum equal to the straight-line amortization over a maximum period of two years.


Software development costs -- Software development costs incurred subsequent to establishing the technological feasibility of a product would be capitalized and amortized over the life of the related product, which typically ranges from 12 to 24 months. Because the Company believes that its current process for developing new software products is essentially completed concurrently with the establishment of technological feasibility, no costs are capitalized as of June 30, 1998 and 1997.

Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the year ended June 30, 1998.

Income Taxes -- The provision for income taxes is determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

Revenue Recognition and Right of Return -- Revenues from software and hardware sales are recognized upon the later of shipment of the related product or transfer of title and are in accordance with Statement of Position 91-1, Software Revenue Recognition, as there are no significant vendor obligations or post-contract support at the time of delivery. The Company also offers its distributors certain rights of return, price protection and exchange privileges on sales. The Company records estimates for such rights of return, price protection and exchange privileges at the time of product sale, based on historical experience. Revenue from service and post-contract customer support is recorded as deferred revenue and recognized ratably over the term of the contract.

Product Warranty -- The Company provides a warranty for its products against defects in materials and workmanship. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

Net Income Per Share -- Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which changes the method used to calculate earnings per share and requires restatement of all prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options is excluded, and a calculation of diluted earnings per share.

Diluted net income per share amounts are based upon the weighted average number of common shares and dilutive common equivalent shares using the treasury stock method for each period presented. The Company believes that diluted net income per share provides the most meaningful comparison between periods.

The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                                                         YEAR ENDED JUNE 30,
                                              ------------------------------------------
                                                1998           1997             1996
                                              ------------------------------------------
Net income (loss)                             $3,143,200     $2,135,300     $  (733,100)
Accretion to current redemption value
  of preferred stock                                           (334,000)       (334,000)
                                              ----------     ----------     -----------
Net income (loss) applicable to common
  stockholders                                $3,143,200     $1,801,300     $(1,067,100)

Basic net income per common share:
  Weighted average of actual common shares
    outstanding                                4,197,100      1,319,100       1,305,200
                                              ==========     ==========     ===========
Basic net income (loss) per common share      $     0.75     $     1.37     $     (0.82)
                                              ==========     ==========     ===========
Diluted net income (loss) per common share:
  Net income (loss)                           $3,143,200     $2,135,300     $(1,067,100)

  Weighted average of actual common shares
    outstanding                                4,197,100      1,319,100       1,305,200
  Conversion of preferred stock into
    common stock                                 745,300      2,667,000
                                              ----------     ----------     -----------
  Weighted average of common shares
    outstanding                                4,942,400      3,986,100       1,305,200
  Weighted average of common share
    equivalents:
    Weighted average options outstanding         343,800        383,800
    Shares assumed to be repurchased using
      the treasury stock method                 (213,600)      (244,100)
                                              ----------     ----------     -----------
    Weighted average number of common and
      common equivalent shares                 5,072,600      4,125,800       1,305,200
                                              ==========     ==========     ===========
    Diluted net income (loss) per common
      share                                   $     0.62     $     0.52     $     (0.82)
                                              ==========     ==========     ===========

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Income (Loss) Applicable to Common Stockholders -- Net income applicable to common stockholders represents net income less the accretion attributable to the preferred stock redemption value (Note 8).

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Note 8).

Supplier and Subcontractor Concentration -- The Company purchases circuit boards, integrated circuits and other components from third parties. The Company's dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. The Company is dependent on sole-source suppliers for ASICs and certain other critical components used in its products. The Company generally purchases sole-sourced components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with any of its sole-source suppliers. There can be no assurance that the Company will not experience quality control problems or supply shortages for these components in the future. Any quality control problems or interruptions in supply with respect to one or more components could have a material adverse effect on the Company's business, operating results and financial condition. Because of the Company's reliance on these suppliers, the Company may also be subject to increases in component costs which could materially adversely affect its business, operating results and financial condition.

The Company relies on third-party subcontractors for the manufacture of certain products and components such as cable assemblies and circuit boards. Reliance on third-party subcontractors involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

schedules, manufacturing yields and costs. Shortages of raw materials to or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction or constraint could result in shipment delays of the Company's products or increases in the prices of components, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

3. ACQUISITION

On December 30, 1995, the Company acquired certain assets and assumed certain liabilities of LaserData, Inc. ("LaserData"), a developer of optical storage and document management software and related hardware products. The purpose of the acquisition was to acquire LaserData's optical storage product (which was previously a component of LaserData's systems product), in-process research and development and the related development team. The asset acquisition was accounted for as a purchase, and the purchase price of $4,610,600, including transaction expenses, was allocated to tangible net liabilities acquired of $218,300, intangible assets of $652,100, and in-process research and development expenses of $4,176,800, which had no future alternative use, based on management assumptions.

The accompanying consolidated statements of operations include the results of operations of LaserData, Inc. from its acquisition date of December 30, 1995. The following unaudited pro forma information presents results of operations of the Company for the year ended June 30, 1996 as if the asset acquisition had been consummated as of the beginning of fiscal 1996. The pro forma information is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                               YEAR ENDED
                                             JUNE 30, 1996
                                             -------------
Net sales                                     $28,273,600
Net income (loss)                             $  (949,000)

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INVESTMENTS

Held-to-maturity investments were comprised of the following:

                                                              GROSS UNREALIZED
                                  MATURITY      AMORTIZED    ------------------    ESTIMATED
       DESCRIPTION                  DATES         COST         GAINS    LOSSES    FAIR VALUE
------------------------        ------------  -----------    --------  --------  -----------
June 30, 1998
U.S. Treasury securities
  and obligations of U.S.
  government authorities
  and agencies                  Within one
                                year           $ 4,313,400     $ 600    $ 7,200   $ 4,306,800
Mortgage-backed securities      Five years
                                through ten
                                years               29,400                1,100        28,300
                                               -----------     -----    -------   -----------
                                               $ 4,342,800     $ 600    $ 8,300   $ 4,335,100
                                               ===========     =====    =======   ===========

                                                              GROSS UNREALIZED
                                  MATURITY      AMORTIZED    ------------------    ESTIMATED
       DESCRIPTION                  DATES         COST         GAINS    LOSSES    FAIR VALUE
------------------------        ------------  -----------    --------  --------  -----------
June 30, 1997
U.S. Treasury securities
  and obligations of U.S.
  government authorities
  and agencies                  Within one
                                year          $ 4,560,500      $  --    $ 4,700  $ 4,555,800
Mortgage-backed securities      Five years
                                through ten
                                years              42,400                 1,400       41,000
                                              -----------      -----    -------  -----------
                                              $ 4,602,900      $  --    $ 6,100  $ 4,596,800
                                              ===========      =====    =======  ===========

5. INVENTORIES

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30:

                                 1998         1997
                             ----------    ----------
Raw materials                $  826,600    $1,063,300
Work-in-process                 511,200       550,100
Finished goods                  227,200       398,300
                             ----------    ----------
                             $1,565,000    $2,011,700
                             ==========    ==========

6. NOTES PAYABLE

The Company has a financing agreement with a bank expiring in January 1999, providing for borrowings under a line of credit up to the lesser of $2,000,000 or 80% of eligible accounts receivable (as defined) at the bank's prime rate (8.5% at June 30, 1998).

Borrowings under the line of credit are unsecured. There were no borrowings outstanding under the financing agreement at June 30, 1998 and 1997. The financing agreement contains certain restrictive covenants, including certain tangible net worth levels, current ratio percentages, profitability levels and the nonpayment or declaration of cash dividends, with which the Company was in compliance at June 30, 1998.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In January 1996, the Company entered into a three-year, $1,150,000 term loan. The loan bears interest at the bank's prime rate plus 1.0% (9.5% at June 30, 1997) with interest payable on a monthly basis. The remaining principal balance of $690,000 was paid in full in October 1997 after the completion of the Company's initial public offering. Interest expense was $20,335, $106,783 and $54,212 for fiscal 1998, 1997 and 1996, respectively.

7. INCOME TAXES

The components of the Company's income tax provision (benefit) are as follows:

                                   1998           1997         1996
                                ----------    ----------   -----------
Current                         $1,886,200    $1,455,900   $ 1,023,300
Deferred                            81,500      (130,000)   (1,523,100)
                                ----------    ----------   -----------
          Total                 $1,967,700    $1,325,900   $  (499,800)
                                ==========    ==========   ===========

Reconciliations between the provision for income taxes for fiscal 1998, 1997 and 1996 and the amounts computed by applying the federal statutory tax rate to income before the provision for income taxes are as follows:

                                      1998                 1997                  1996
                               ------------------   -------------------   -------------------
                                  AMOUNT        %     AMOUNT         %      AMOUNT        %
                               -----------     --   -----------      --   ----------     ----
Provision for income taxes at
  statutory rate               $ 1,788,800     35%  $ 1,211,400      35%  $ (431,500)    (35)%
State income taxes, net of
  federal income tax benefit       163,400      3       140,100       4      (61,600)     (5)
Benefit of foreign sales
  corporation subsidiary          (108,900)    (2)      (97,500)     (3)     (70,900)     (6)
Other                              124,400      2        71,900       2       64,200       5
                               -----------   ----   -----------    ----   ----------    ----
Provision for income taxes     $ 1,967,700     38%  $ 1,325,900      38%  $ (499,800)    (41)%
                               ===========   ====   ===========    ====   ==========    ====

At June 30, the Company's net deferred tax assets consisted of the following:


                                                        1998          1997
                                                   -------------  ------------
Bad debt and sales return reserves                 $    188,000   $  188,600
Inventory reserves                                      118,300      157,300
Uniform capitalization of inventories                    57,700       53,100
Accrued vacation and bonus                               95,900       74,600
Warranty reserves                                        60,800       80,500
State taxes                                             (82,800)     (72,400)
Depreciation                                            166,600      160,200
Difference between book and tax basis of
  acquired in-process research and
  development and other intangible assets             1,226,200    1,303,300
Other reserves                                          118,200       85,200
                                                   ------------   ----------
Net deferred tax assets                            $  1,948,900   $2,030,400
                                                   ============   ==========

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. STOCKHOLDERS' EQUITY

On October 16, 1997, the Company completed its initial public offering of 2,000,000 shares of common stock at $11.00 per share. 1,300,000 shares were sold by the Company resulting in net proceeds of approximately $12.6 million. The remaining 700,000 shares were sold by certain selling stockholders. Additional information is contained in the Company's Prospectus dated October 10, 1997 which was part of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, 2,667,002 shares of which have been designated as Series A, B or C preferred stock. The Company issued 750,000 shares of its Series A redeemable convertible preferred stock in exchange for $482,400, 1,117,002 shares of its Series B redeemable convertible preferred stock in exchange for $1,628,800, and 800,000 shares of its Series C redeemable convertible preferred stock in exchange for $1,978,400. The preferred stock had preference in liquidation and was redeemable at any time at the election of the stockholders, in each case at $.6667 per share for Series A, $1.50 per share for Series B and $2.50 per share for Series
C. The preferred stock had voting rights and entitled the holder to an 8% cumulative dividend upon liquidation or redemption. The value of the preferred stock has been accreted to reflect the current redemption or liquidation value, which includes cumulative dividends in arrears amounting to $3,056,600 as of June 30, 1997. The preferred stock was converted into 2,667,002 shares of common stock at the completion of the Company's initial public offering and the amount previously accreted were credited to stockholders' equity.

During 1986, the Company adopted a stock purchase plan for key employees, directors and consultants. The plan was later amended in 1992 (the "Amended Plan") to include the granting of incentive stock options and nonqualified stock options. The Amended Plan provides for the granting of options to purchase or the right to purchase up to an aggregate of 1,250,000 shares of the Company's common stock at the fair market value at the date of grant or not less than 85% of the fair market value at the date of grant for nonqualified options and stock purchases (110% of fair market value if sold to individuals holding 10% or more of the voting power of the then outstanding shares). Shares sold or options granted under the plan generally vest over a four-year period, starting with the date of employment or the respective vesting date as determined by the Board of Directors, and terminate no later than ten years from the date of grant. The Amended Plan also provides that, upon termination of employment of a stockholder, the Company may repurchase any sold but unvested restricted shares at the original purchase price, plus 5% interest per year.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Amended Plan was terminated in November 1996, on the tenth anniversary of the Effective Date of such plan and no options or rights to purchase may be granted under the plan, but option agreements, stock purchase agreements and rights to purchase then outstanding shall continue in effect in accordance with their respective terms.

On June 19, 1996, the Company adopted an incentive stock option, nonqualified stock option and restricted stock purchase plan (the "1996 Plan") for qualified employees, officers and directors (including nonemployee directors) and consultants. The 1996 Plan provides for the granting of options to purchase or the right to purchase up to an aggregate of 800,000 shares, as amended, of the Company's common stock at the fair market value at the date of grant for an incentive stock option or not less than 85% of the fair market value at the date of grant for nonqualified options (110% of fair market value if an option is granted to a 10% stockholder on the date of grant). The purchase price per share of restricted stock covered by each right to purchase shall not be less than 85% of the fair market value on the date the right to purchase is granted (110% of fair market value at the date of grant if the right to purchase is granted to a 10% stockholder on the date of grant).

The following is a summary of stock option activity and weighted average exercise prices for each of the three years in the period ended June 30, 1998:

                              NUMBER OF SHARES                                 WEIGHTED AVERAGE
                                 PROVIDED FOR        PRICE RANGE PER SHARE      EXERCISE PRICE
                            --------------------- -------------------------- ---------------------
                                     NONQUALIFIED               NONQUALIFIED           NONQUALIFIED
                           OPTIONS      OPTIONS       OPTIONS     OPTIONS     OPTIONS    OPTIONS
                           -------   ------------ ------------- ------------  -------  ------------
BALANCES, July 1, 1995     192,750                  .50 -  1.60               $ 0.73      $ --
Granted                    142,975      13,000     2.50 -  5.00     5.00                  $4.13
Exercised                  (14,025)                 .50 -   .60               $ 0.54
Canceled                   (16,950)                 .50 -  5.00               $ 1.98
                           -------      ------
BALANCES, June 30, 1996    304,750      13,000      .50 -  5.00     5.00      $ 2.27      $5.00
Granted (weighted
  average fair value
  of $1.10)                123,400                 5.00 -  5.00               $ 5.00
Exercised                  (15,837)                 .50 -  5.00               $ 0.80
Canceled                   (40,500)                 .50 -  5.00               $ 3.22
                           -------      ------
BALANCES, June 30, 1997    371,813      13,000    $ .50 - $5.00    $5.00      $ 3.13      $5.00
Granted (weighted
  average fair value
  of $2.85)                111,350                $5.00 - $7.50               $ 6.59
Exercised                  (81,100)               $0.50 - $5.00               $ 1.81
Canceled                   (48,563)               $0.60 - $7.50               $ 6.18
                           -------      ------
BALANCES, June 30, 1998    353,500      13,000    $0.50 - $7.50    $5.00      $ 4.19      $5.00
                           =======      ======
Exercisable as of
  June 30, 1998            133,611       8,000                                $ 3.00      $5.00
                           =======      ======

At June 30, 1998, 605,175 shares of common stock were available for issuance under the Company's stock option and purchase plan.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additional information regarding options outstanding as of June 30, 1998 is as follows:

                                 WEIGHTED
                    NUMBER        AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                  OUTSTANDING    REMAINING    AVERAGE      EXERCISABLE    AVERAGE
    RANGE OF         AS OF      CONTRACTUAL   EXERCISE        AS OF       EXERCISE
EXERCISE PRICES  JUNE 30,1998  LIFE IN YEARS   PRICE      JUNE 30,1998     PRICE
---------------  ------------  ------------- ----------   ------------   ---------
$.50--  .60           48,500        0.90        $0.60         39,500        $0.60
1.20-- 1.60           19,100        1.58        $1.39         14,225        $1.39
2.50-- 3.50           30,725        2.05        $2.50         13,336        $2.50
5.00-- 5.00          203,375        3.34        $5.00         72,825        $5.00
5.50-- 7.50           64,800        4.57        $6.13          1,725        $5.50
                    --------                                --------
$.50-- 7.50          366,500        3.03        $4.22        141,611        $3.18
                    ========                                ========

On August 27, 1997 the Company adopted its 1997 Stock Option Plan for Non-Employee Directors (the "Director Plan"), covering an aggregate of 100,000 shares of common stock. Under the Director Plan, each non-employee director of the Company who was a director of the Company on August 27, 1997, or who is thereafter elected as a director during the term of the Director Plan, shall be granted an option consisting of 10,000 shares of common stock, which option shall vest and become exercisable at the rate of 25% per year over the four-year period following the grant date. The exercise price of all options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant, and all such options shall have a term of 10 years. In addition, at each anniversary during such non-employee director's term of office such non-employee director shall receive an additional option covering 2,500 shares of common stock, with the same vesting schedule, subject to the limitations set forth in the Director Plan. During the year ended June 30, 1998 the Company issued 50,000 shares under the Director Plan with a weighted average price per share of $11.00, a weighted average fair value per share of $5.17, and the weighted average remaining contractual life of the outstanding shares was
4.28 years. At June 30, 1998, 50,000 shares were available for issuances under the Director Plan.

The Company has adopted an Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 150,000 shares of common stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, will be implemented by calendar year offerings with purchases occurring at three-month intervals commencing on the date of the Company's IPO. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the calendar year offering period or on the applicable purchase date. During the year ended June 30, 1998, 32,058 shares of common stock were issued under the Purchase Plan with a weighted average price per share of $4.80 and weighted average fair value per share of $1.64. At June 30, 1998, 117,942 shares were reserved for issuances under the Purchase Plan.

As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise,

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected life, 48 months, stock volatility of 0.40 in fiscal 1998 and 0.00 in fiscal 1997 and fiscal 1996; risk-free interest rates, 5.69% in fiscal 1998, 6.40% in fiscal 1997 and 5.63% in fiscal 1996 and no dividends during the expected term. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998, 1997, and 1996 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1998          1997
                                               ----------    ----------
Pro forma net income                           $2,970,650    $2,091,393
Pro forma basic net income per share           $     0.71    $     1.33
Pro forma diluted net income per share         $     0.59    $     0.51

The impact of outstanding nonvested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will apply to all applicable stock options.

On April 24, 1998 the Company's board of directors authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of Kofax's outstanding common stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. Repurchases may be made from time to time by the Company in the open market or in block purchases in compliance with Securities and Exchange Commission guidelines.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENTS

The Company leases its production and office facilities under operating leases, expiring on various dates through fiscal 2003. The leases require the Company to pay certain building operating costs. Rent, which is recognized ratably over the terms of the leases, and related building maintenance costs was $887,500, $744,300 and $609,500 during fiscal 1998, 1997 and 1996, respectively. Future minimum annual lease commitments at June 30, 1998 under noncancelable facility and other operating leases that have initial or remaining terms in excess of one year are as follows:

Fiscal year ending June 30:
    1999                                                $  824,200
    2000                                                   983,800
    2001                                                   884,200
    2002                                                   896,900
    2003                                                   932,200
    2004                                                   555,800
                                                        ----------
Total minimum payments required                         $5,077,100
                                                        ==========

The Company has also entered into various licensing agreements which require per unit fees or royalties between 3.5% and 5.0% of net sales of certain products. The agreements are generally in effect over the life of the products. Royalty expense for fiscal 1998, 1997 and 1996 was $671,900, $390,400 and $102,000,
respectively. Royalty fees of $146,900 and $116,600 were accrued for as of June 30, 1998 and 1997.

The Company has agreements with various domestic distributors which are cancelable at specified dates defined in the agreements. The agreements allow for one or more of the following: certain price protection provisions, the right to exchange inventories provided that subsequent purchases are made and/or the right to return Company inventories for refunds of between 80% and 100% of the actual net invoice price paid by the distributor upon termination of the distribution agreement.

The Company offers a program to certain distributors to provide for reimbursement of qualified cooperative marketing costs (as defined). Amounts reimbursed under such programs were $434,100, $372,900 and $301,600 in fiscal 1998, 1997 and 1996, respectively.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. EXPORT SALES AND SIGNIFICANT CUSTOMERS

The Company had export sales as a percentage of net sales for each of the three years ended June 30, as follows:

                                         1998        1997       1996
                                         ----        ----       ----
Europe                                    24%         25%        26%
Asia                                       4           5          6
Other                                      5           4          4
                                         ----        ----       ----
                                          33%         34%        36%
                                         ====        ====       ====

The Company had sales to certain distributors as a percentage of net sales for the three years ended June 30, as follows:

                                        1998         1997         1996
                                        ----         ----         ----
Law-Cypress Distributing Co              17%          14%          16%
Tech Data Corporation                    13%          14%          13%
Cranel Inc                               --           10%          --

A decision by a significant customer to decrease the amount purchased from the Company could have a material adverse effect on the Company's financial condition and results of operations.

11. 401(K) SAVINGS PLAN

The Company has a 401(k) savings plan (the "Plan"). The Plan is a defined contribution plan for all full-time employees (participants) of the Company who have reached age 21 and have met the required service of 90 days. The Plan permits a participant to contribute up to the lesser of 15% of the participant's compensation for that calendar year or $10,000 for 1998. The Plan provides for employer discretionary contributions determined by the Board of Directors on an annual basis. Participant contributions are fully vested at all times. Employer contributions vest at a rate of 20% per year after the second year of participation. Employer contributions of $90,000 and $67,500 were made to the Plan in fiscal 1998 and 1997. There were no employer contributions to the Plan during fiscal 1996.

12. CONTINGENCIES

On September 26, 1997, VisionShape, Inc. ("VisionShape") filed suit against the Company in the Superior Court of Orange County, California. VisionShape claims that the Company's Adrenaline accelerator boards prevent the use of software other than the Company's software, which, the complaint alleges, creates a monopoly or otherwise constitutes a tying arrangement in violation of state and federal antitrust laws. VisionShape seeks unspecified monetary damages and costs as well as equitable remedies, including an order enjoining the Company from selling its Adrenaline accelerator boards. VisionShape also seeks treble damages and attorneys' fees. On May 27,

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1998, the Superior Court held that VisionShape failed to state a cause of action against the Company and ordered the suit dismissed on July 15, 1998. The dismissal is subject to appeal and the Company and VisionShape are discussing settlement options. Based upon information currently available to the Company, the Company believes VisionShape's claims are without merit and intends to contest vigorously any action against the Company. However, it is too early to determine the outcome of such suit and there can be no assurance as to the eventual outcome of such actions. Any determination against the Company in the litigation or the settlement of such claims could have a material adverse effect on the Company's business, results of operation, cash flows and financial condition.

The Company is also involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company's financial statements.

13. RECENT ACCOUNTING PRONOUNCEMENTS

For the years beginning after July 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of the disclosures required by such statements on its financial statements.

For fiscal years beginning after December 15, 1997, the Company will adopt Statement of Position 97-2, "Software Revenue Recognition". The Company is reviewing the impact of this Statement on its financial statements, and does not believe this Statement will have a material effect on its financial statements.

14. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial information for the fiscal years ended June 30, 1998 and 1997. In the opinion of management, this information has been presented on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that the Company considers necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Quarterly net income per share has been restated to comply with SFAS No. 128. The Company believes that diluted net income per share provides the most meaningful comparison between periods.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         QUARTER ENDED
                                 ----------------------------------------------------------
                                 SEPTEMBER 30,     DECEMBER 31,     MARCH 31,      JUNE 30,
                                 -------------     ------------     ---------      --------
                                            (in thousands, except per share data)
Fiscal 1998
-----------
Net sales                           $ 7,851          $ 8,074         $ 8,509        $ 8,941
Gross profit                          5,990            6,099           6,564          6,903
Income from operations                1,018            1,041           1,124          1,169
Net income                          $   657          $   760         $   834        $   892
Basic net income per share          $  0.43          $  0.15         $  0.16        $  0.17
Diluted net income per share        $  0.16          $  0.14         $  0.15        $  0.16

Fiscal 1997
-----------
Net sales                           $ 6,581          $ 7,429         $ 7,648        $ 7,608
Gross profit                          4,723            5,371           5,713          5,739
Income from operations                  611              924             954            903
Net income                          $   384          $   571         $   604        $   576
Basic net income per share          $  0.23          $  0.37         $  0.39        $  0.37
Diluted net income per share        $  0.09          $  0.14         $  0.15        $  0.14

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                           Additions
                                             Balance at   charged to
                                              beginning    costs and               Balance at
                                               of year     expenses    Deductions  end of year
                                             ----------   -----------  ----------  -----------
Year ended June 30, 1996:
  Allowance for doubtful accounts
    and sales returns                          $363,000      140,300     (121,800)   $381,500
  Obsolete inventory reserve                   $158,400      184,100     (169,000)   $173,500

Year ended June 30, 1997:
  Allowance for doubtful accounts
    and sales returns                          $381,500      155,800     (114,400)   $422,900
  Obsolete inventory reserve                   $173,500      376,500     (186,800)   $363,200

Year ended June 30, 1998:
  Allowance for doubtful accounts
    and sales returns                          $422,900      124,400      (88,700)   $458,600
  Obsolete inventory reserve                   $363,200      369,200     (443,900)   $288,500

                                  EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION                               LOCATION
-----------        ----------------------------------------------------------     --------
    3.1            Restated Certificate of Incorporation of the Company              (1)

    3.2            Bylaws of the Company, as amended                                 (1)

    3.3            Certificate of Amendment of Certificate of Incorporation of       (1)
                   the Company

    4.1            Specimen Certificate of Common Stock                              (1)

   10.1            Amended and Restated Incentive Stock Option, Nonqualified         (1)
                   Stock Option and Restricted Stock Purchase Plan (the "1992
                   Plan"), as amended on September 11, 1992

   10.2            Form of Incentive Option Agreement pertaining to the 1992         (1)
                   Plan

   10.3            Form of Nonqualified Option Agreement pertaining to the 1992      (1)
                   Plan

   10.4            Form of Restricted Stock Agreement pertaining to the 1992         (1)
                   Plan

   10.5            1996 Incentive Stock Option, Nonqualified Stock Option and        (1)
                   Restricted Stock Purchase Plan (the "1996 Plan")

   10.6            Form of Stock Option Agreement pertaining to the 1996 Plan        (1)

   10.7            Intentionally omitted

   10.8            Kofax Image Products, Inc. 1997 Stock Option Plan for             (1)
                   Non-Employee Directors (the "Director Plan")

   10.9            Form of Stock Option Agreement pertaining to the Director         (1)
                   Plan

   10.10           Kofax Image Products, Inc. 1997 Employee Stock Purchase Plan      (1)

   10.11           Form of Indemnification Agreement for Officers and Directors      (1)
                   of the Company

   10.12           Loan and Security Agreement, dated February 28, 1992,             (1)
                   between the Company and Silicon Valley Bank; Amendment to
                   Loan Agreement, dated March 9, 1993; Amendment to Loan and
                   Security Agreement, dated October 10, 1994; Amendment to
                   Loan and Security Agreement, dated October 5, 1995;
                   Amendment to Loan and Security Agreement, dated January 26,
                   1996; and Amendment to Loan and Security Agreement, dated
                   October 31, 1996

EXHIBIT NO.                             DESCRIPTION                               LOCATION
-----------        ----------------------------------------------------------     --------
  10.13            First Restated Registration Rights Agreement, dated as of         (1)
                   March 6, 1989, by and among the Company and the Purchasers identified therein

  10.14            Lease, dated March 31, 1988, between The Irvine Company, as       (1)
                   Landlord, and the Company, as Tenant, relating to the
                   Company's Irvine, California offices; First Amendment to
                   Lease, dated March 7, 1990; Second Amendment to Lease, dated
                   May 4, 1990; Third Amendment to Lease, dated August 22,
                   1991; Fourth Amendment to Lease, dated March 15, 1994; and
                   Fifth Amendment to Lease, dated September 25, 1996

  10.15            Net Lease, dated February 24, 1989, between LaserData, Inc.       (1)
                   and Vesper Properties I Trust; Amendment 1, dated September
                   11, 1991; Amendment No. 2, dated August 31, 1994; and
                   Amendment No. 3, dated July 24, 1997

  10.16            Asset Purchase Agreement, dated December 30, 1995, between        (1)
                   the Company and LaserData, Inc.

  10.17            Distributor Agreement, dated August 16, 1990, between the         (1)
                   Company and Law-Cypress Distributing

  10.18            Distributor Agreement, dated March 1, 1993, between the           (1)
                   Company and Tech Data Corporation; Modification Agreement,
                   dated September 24, 1996; Letter Amendment, dated October
                   16, 1996; Addendum, dated October 23, 1996

  10.19            Distributor Agreement, dated July 25, 1990, between the           (1)
                   Company and Cranel Inc.

  10.20            License Agreement, dated September 10, 1996, between the          (1)
                   Company and CAERE Corporation

  10.21            Software License Agreement, dated October 1, 1993, between        (1)
                   the Company and Softbridge Inc.

  10.22            Software License Agreement, dated June 1, 1993, between the       (1)
                   Company and Pixel Translations, Inc.; Modification to
                   Software License Agreement, dated July 1, 1995; and
                   Modification to Software License Agreement, dated June 1,
                   1996

  10.23            Services Contract, dated September 25, 1995, between the          (1)
                   Company and Midcontinent Business Systems, Inc.

EXHIBIT NO.                             DESCRIPTION                               LOCATION
-----------        ----------------------------------------------------------     --------
  10.24            License Contract, dated July 1, 1996, between the Company         (1)
                   and Midcontinent Business Systems, Inc.

  10.25            NEST SDK Developer Product Distribution License Exhibit,          (1)
                   dated July 31, 1996, between the Company and Novell, Inc.

  10.26            Temporary Distribution License, dated October 17, 1996,           (1)
                   between the Company and Novell, Inc.

  10.27            Silicon Valley Bank Amendment to Loan and Security Agreement      (2)
                   dated September 18, 1997

  10.28            Silicon Valley Bank Amendment to Loan and Security Agreement      (3)
                   dated January 6, 1998

  10.29            Technology Agreement, dated February 25, 1998, between the          *
                   Company and Eastman Kodak Company

  10.30            Amendment to Software License Agreement between the Company         *
                   and Pixel Translations, Inc., dated June 1, 1998 (4)

  10.31            Lease, dated June __, 1998, between Magellan Irvine Oaks            *
                   Limited Partnership, as Landlord, and the Company, as Tenant

  11.1             Computation of Diluted Net Income and Diluted Net Income            *
                   Per Share

  23.1             Consent of Deloitte & Touche LLP                                    *

  24.1             Power of Attorney (included on the Signature Page of this           *
                   Annual Report on Form 10-K)

  27.1             Financial Data Schedule                                             *

---------------

 *      Filed herewith
(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 333-34531.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(4) Registrant has sought confidential treatment pursuant to Rule 24b-2 for portions of the referenced exhibit.