Form 10-Q
period 1998-09-30
KOFAX IMAGE PRODUCTS INC
filed 1998-11-13
CIK 1045035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]
                                             -----     ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

             Class                             Outstanding at October 30, 1998
 -----------------------------                 -------------------------------
 Common Stock, $.001 par value                        5,306,890 shares

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

                                      INDEX


 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
------                                                                 -----
PART I.      FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements

             Balance Sheets - September 30, 1998
                 (unaudited) and June 30, 1998.........................   3

             Statements of Operations (unaudited) - Three
                 Months Ended September 30, 1998 and 1997..............   4

             Statements of Cash Flows (unaudited) - Three
                 Months Ended September 30, 1998 and 1997..............   5

             Notes to Condensed Consolidated Financial
                 Statements (unaudited)................................   6

ITEM 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................   8


PART II.     OTHER INFORMATION

ITEM 3.      Legal Proceedings.........................................  15

ITEM 6.      Exhibits and Reports on Form 8-K..........................  15

             Signatures................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                        September 30,   June 30,
                                                            1998          1998
                                                        -------------   --------
                                                         (unaudited)
                         ASSETS
Current assets
      Cash and cash equivalents                           $17,229       $16,522
      Short-term investments                                4,969         4,343
      Accounts receivable, net                              4,833         5,261
      Inventory (Note 2)                                    1,471         1,565
      Prepaid expenses and other current assets             1,021           948
                                                          -------       -------
Total current assets                                       29,523        28,639
Property and equipment, net                                 1,722         1,740
Deferred income taxes                                       1,343         1,343
Other assets                                                  323           393
                                                          -------       -------
Total assets                                              $32,911       $32,115
                                                          =======       =======


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                    $   885       $ 1,207
      Accrued liabilities:
         Compensation                                         982         1,237
         Deferred revenue                                     610           588
         Other                                              2,167         1,458
                                                          -------       -------
Total current liabilities                                   4,644         4,490
Stockholders' equity

      Common stock, $.001 par value, 40,000,000
        shares authorized; 5,300,415 and 5,307,416
        shares outstanding at September 30, 1998 and
        June 30, 1998, respectively                        17,161        17,125
      Retained earnings                                    11,901        11,136

      Treasury stock, 120,326 and 100,000 shares
        at cost at September 30, and June 30, 1998,
        respectively                                         (795)         (636)
                                                          -------       -------
Total stockholders' equity                                 28,267        27,625
                                                          -------        ------
Total liabilities and stockholders' equity                $32,911       $32,115
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

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)

                                                          Three Months Ended
                                                            September 30,
                                                          ------------------
                                                           1998        1997
                                                          ------      ------
                                                       (unaudited)  (unaudited)
     Net sales                                            $8,653      $7,851
     Cost of sales                                         1,956       1,861
                                                          ------      ------
     Gross profit                                          6,697       5,990
     Operating expenses:
        Sales and marketing                                2,732       2,491
        Research and development                           2,097       1,879
        General and administrative                           749         602
                                                          ------      ------
           Total operating expenses                        5,578       4,972
                                                          ------      ------
     Income from operations                                1,119       1,018
     Other income, net                                       290          50
                                                          ------      ------
     Income before provision for income taxes              1,409       1,068
     Provision for income taxes                              543         411
                                                          ------      ------
     Net income                                           $  866      $  657
                                                          ======      ======

     Basic net income per share (Note 3)                  $ 0.16      $ 0.43
                                                          ======      ======

     Basic weighted average common shares (Note 3)         5,296       1,332
                                                          ======      ======

     Diluted net income per share (Note 3)                $ 0.16      $ 0.16
                                                          ======      ======

     Diluted weighted average common shares (Note 3)       5,416       4,103
                                                          ======      ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                             Three Months Ended
                                                                September 30,
                                                             --------------------
                                                               1998        1997
                                                             --------    --------
                                                           (unaudited)  (unaudited)
Cash flows from operating activities:
   Net income                                                $    866    $    657
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                            358         379
         Changes in operating assets and liabilities:
           Accounts receivable                                    428        (342)
           Inventory                                               94        (135)
           Other current assets                                   (73)       (191)
           Accounts payable                                      (322)        156
           Other current liabilities                              476          35
                                                             --------    --------
              Net cash provided by operating activities         1,827         559
                                                             --------    --------

Cash flows from investing activities:
   Purchases of property and equipment                           (281)       (210)
   Decrease in other assets                                        11          42
   Increase in short-term investments                            (626)       (105)
                                                             --------    --------
              Net cash used in investing activities              (896)       (273)
                                                             --------    --------

Cash flows from financing activities:
   Principal payments on notes payable                             --         (98)
   Net proceeds from issuance of common stock                     120          39
   Repurchase of common stock                                    (344)          0
                                                             --------    --------
              Net cash used in financing activities              (224)        (59)
                                                             --------    --------

Net increase in cash and cash equivalents                         707         227
Cash and cash equivalents, beginning of period                 16,522         801
                                                             --------    --------
Cash and cash equivalents, end of period                     $ 17,229    $  1,028
                                                             ========    ========
Supplemental disclosure of cash flow information:
   Interest paid                                             $     --    $     19
                                                             ========    ========
   Income taxes paid                                         $     --    $     14
                                                             ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kofax Image Products, Inc. and subsidiary (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

2. INVENTORIES

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                          SEPTEMBER 30, 1998      JUNE 30, 1998
                          ------------------      -------------
   Raw materials                 $  727                $  827
   Work-in-process                  491                   511
   Finished goods                   253                   227
                                 ------                ------
                                 $1,471                $1,565
                                 ======                ======

3. NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

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

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4. CHANGES IN ACCOUNTING PRINCIPLES

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. The only item of comprehensive income for the quarter ended September 30, 1998 is a loss of $101,300 on reissuance of treasury stock. The Company had no material items of other comprehensive earnings for the quarter ended September 30, 1997.

Effective July 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition". In prior periods the Company recognized software revenue in accordance with AICPA Statement of Position 91-1. Statement of Position 97-2 has not had a material effect on the Company's revenue recognition policies.

5. RECENT ACCOUNTING PRONOUNCEMENT

For the years beginning after July 1, 1998, the Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is reviewing the impact of this statement on its financial statements, and does not believe this statement will have a material adverse effect on its financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Form 10-Q contains trend analysis and other forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) uncertainty of future operating results, (ii) fluctuations in quarterly operating results,
(iii) dependence on a limited number of products for current and future operating results, (iv) dependence on imaging, workflow and document management market and component software strategy, (v) rapid technological change, (vi) the impact of competition, (vii) dependence on intellectual property and proprietary rights, (viii) risks associated with international sales, (ix) dependence on scanner manufacturers, and (x) risks associated with acquisitions, as well as those discussed under the caption "Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

Kofax Image Products was founded in 1985 to develop image processing accelerator boards that could be added to PCs and other desktop workstations to facilitate high-speed scanning, compression, manipulation and printing of document images. The products were targeted at the emerging market of document image processing.

Today Kofax develops, markets and supports three product lines for imaging, workflow and document management applications. The fastest growing products are software applications that manage the capture and long-term storage of documents for production level workflow and document management systems. Substantially all of the Company's revenue growth in fiscal years 1998 and 1997 was generated from the Company's Ascent software business. During fiscal 1998 the Company signed and trained over 150 new Ascent resellers focused on workflow and document management solutions. The original image processing hardware and development tools business, which is in its fourth generation, currently generates gross margins of approximately 70% and continues to generate a significant portion of the Company's profits. Revenue from the Company's family of image processing boards and development tools has grown modestly over the past two years, and the Company expects that to continue for the foreseeable future. The Company believes that the accelerator board and development tools business will continue to account for a majority of the Company's net sales for the next two to three years. The Company also expects that its Ascent software products, together with other products under development, will contribute an increasing share of the Company's net sales in the future.

The Company sells its products primarily through a two-tier channel of stocking distributors and solution providers, such as system integrators and value-added resellers (VARs). The Company typically ships its products within a short period after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders at the end of any quarter. Revenues from hardware and software sales are currently recognized at the time of shipment in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition. Distributors have certain rights of return and exchange privileges. The Company's distributors generally do not stock significant amounts of inventory of the Company's products, as these products are typically incorporated by resellers into complete imaging and document management systems which are configured shortly before scheduled delivery to end-user customers. The Company records estimates for such rights of return and exchange privileges based on historical experience. The Company provides a warranty for its products against defects in materials and workmanship. A provision for estimated warranty costs is recorded at the time of sale. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract which is typically twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                     Three Months Ended
                                                       September 30,
                                                     -----------------
                                                      1998        1997
                                                     -----       -----
     Net sales                                       100.0%      100.0%
     Cost of sales                                    22.6        23.7
                                                     -----       -----
     Gross profit                                     77.4        76.3
     Operating expenses:
        Sales and marketing                           31.5        31.7
        Research and development                      24.2        23.9
        General and administrative                     8.7         7.7
                                                     -----       -----
           Total operating expenses                   64.4        63.3
                                                     -----       -----
     Income from operations                           13.0        13.0
     Other income, net                                 3.3         0.6
                                                     -----       -----
     Income before provision for income taxes         16.3        13.6
     Provision for income taxes                        6.3         5.2
                                                     -----       -----
     Net income                                       10.0%        8.4%
                                                     =====       =====

        NET SALES. Net sales represent gross sales less discounts, returns and adjustments. Net sales were $8.7 million and $7.9 million in the quarters ended September 30, 1998 and 1997, respectively, an increase of 10.2%. This revenue increase was primarily attributable to increased sales of the Company's Ascent component application software products and the conversion to the company's new family of image processing accelerator boards. Revenues from the Ascent software business increased 26% in the September quarter over the same period last year. As a result, total software revenue in the first quarter grew 26% and increased to 30% of total revenues compared to 26% in the same period last year.

        International sales (primarily to Western European countries) accounted for 31.3% and 32.4% of net sales in the quarters ended September 30, 1998 and 1997, respectively. International sales increased 6.3%, in absolute dollars, over the same period last year. Management expects that the Company's international operations will continue to provide a significant portion of total net sales; however, international sales could be adversely affected if the U.S. dollar continues to strengthen against international currencies. To date the Company has not had any exposure to foreign currency fluctuations. The adoption of the "Euro" by the European community in 1999 may lead the Company to transact its European sales in "Euros", which may result in the realization of foreign exchange gains or losses in the future.

        GROSS PROFIT. Cost of sales primarily consist of the costs of components and subassemblies, labor and manufacturing overhead and, with respect to the Company's software products, software duplication and royalty expenses. The Company believes that its gross margins reflect the high content of proprietary firmware in the Company's hardware accelerator boards as well as the increasing percentage of total software revenue in the Company's product mix. Gross profit was 77.4% and 76.3% of net sales in the quarters ended September 30, 1998 and 1997, respectively. Substantially all of the increase in gross profit percentage in the September quarter was attributable to the Company's increased software revenues and the declining costs of components used in the Company's accelerator boards.

        SALES AND MARKETING. Sales and marketing expenses, which consist primarily of salaries and commissions, customer support, trade shows, advertising and other promotional expenses, were $2.7 million and $2.5 million, and 31.5% and 31.7% of net sales, in the quarters ended September 30, 1998 and 1997, respectively. The increases in absolute dollar amounts in the first quarter of fiscal 1999 was primarily attributable to increased marketing personnel, and increased marketing expenses related to the launch of the Version 4 release of Ascent Storage. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales.

        RESEARCH AND DEVELOPMENT. Research and development expenses, which consist primarily of personnel costs and related occupancy expenses, were $2.1 million and $1.9 million, and 24.2% and 23.9% of net sales, in the quarters ended September 30, 1998 and 1997, respectively. The increase in the first quarter of fiscal 1999 was primarily attributable to increased engineering staffing and compensation expenses. The Company expects that research and development expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales, depending upon the timing of material research and product development projects.

        Despite the fact that the Company's net sales have increased, research and development expenses as a percentage of net sales have continued to increase because of ongoing research and development and the continued development of its Ascent application software products.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management, as well as professional services. General and administrative expenses were $0.8 million and $0.6 million, and 8.7% and 7.7% of net sales, in the quarters ended September 30, 1998 and 1997, respectively. The increase in the first quarter of fiscal 1999 was primarily attributable to the increased expenses related to the administrative requirements of being a public company. The Company anticipates that it will incur increased general and administrative costs in the future related to the additional insurance and administrative requirements of a public company.

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

        PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38.5% for the periods ended September 30, 1998 and 1997. The Company expects the effective tax rate to decline to approximately 35% for the remainder of fiscal year 1999, as a result of the recent extension of the federal R&D tax credit through June 30, 1999.

        YEAR 2000 ISSUES. It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company's software products do not have any material Year 2000 Problems. In addition, the Company has completed a review of its business systems, including its computer systems, and based on information gathered to date, has determined that such systems are also not subject to any material Year 2000 Problems. The Company's expenditures for Year 2000 review and testing have not been significant to date, and the Company does not believe it will incur any material expenses related to future review, testing, or remediation of Year 2000 problems. The Company is querying its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. The failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 Problem in a timely manner could have material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, combined cash, cash equivalents, and short-term investments totaled $22.2 million, an increase of $1.3 million from June 30, 1998. Net cash provided by operating activities was $1.8 million, and was generated primarily from net income, depreciation and amortization, and a reduction in accounts receivable. Net cash used in investing activities was $0.9 million for capital expenditures and additions to short term investments. Net cash used in financing activities was $0.2 million, primarily as a result of the repurchase of 50,000 shares of the Company's common stock.

The Company financed its operations and capital requirements from 1986 through 1989 from the sale of approximately $4.0 million of preferred stock and, thereafter, through cash flow from operations. In October 1997, the Company completed its initial public offering selling 1,300,000 shares of its common stock, and received net proceeds, after subtracting expenses incurred in the offering, of approximately $12.6 million, $0.7 million of which was used to repay outstanding indebtedness.

The Company has an unsecured $2.0 million revolving credit line with Silicon Valley Bank (the "Bank") and as of September 30, 1998 had no outstanding balance under the revolving line of credit. The revolving line of credit expires in January, 1999, and the Company intends to enter into negotiations with the Bank for the renewal of the line of credit. The line of credit agreement requires the Company to maintain its primary banking relationship with the Bank while any obligations to the Bank remain outstanding, prohibits the incurrence of additional debt from sources other than the Bank, except for purchases or leases of equipment up to $700,000, requires the Company to maintain certain tangible net worth levels, and profitability levels, and restricts the payment of dividends without the Bank's prior approval.

On April 24, 1998, the Company's board of directors authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of Kofax's outstanding common stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. The Company has repurchased 150,000 shares of its common stock to date, for approximately $1.0 million. Aside from this program, the Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

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

Quantitative and Qualitative Disclosures about Market Risk

At September 30, 1998, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $21.2 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

As of September 30, 1998, the weighted average maturity of the Company's portfolio was 98 days. The market value changes for increases in short-term treasury security yields are not material due to the overall short-term maturity of the Company's portfolio.

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

                           PART II - OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

On September 26, 1997, VisionShape, Inc. ("VisionShape") filed suit against the Company in the Superior Court of Orange County, California. VisionShape claims that the Company's Adrenaline accelerator boards prevent the use of software other than the Company's software, which, the complaint alleges, creates a monopoly or otherwise constitutes a tying arrangement in violation of state and federal antitrust laws. VisionShape seeks unspecified monetary damages and costs as well as equitable remedies, including an order enjoining the Company from selling its Adrenaline accelerator boards. VisionShape also seeks treble damages and attorneys' fees. On May 27, 1998, the Superior Court held that VisionShape failed to state a cause of action against the Company and ordered the suit dismissed on July 15, 1998. VisionShape filed a notice of appeal on September 11, 1998. Based upon information currently available to the Company, the Company believes VisionShape's claims are without merit and intends to contest vigorously any action against the Company. However, it is too early to determine the outcome of such appeal and there can be no assurance as to the eventual outcome of such actions. Any determination against the Company in the litigation or the settlement of such claims could have a material adverse effect on the Company's business, results of operation, cash flows and financial condition. The Company is not a party to any other material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

                11.1 -- Computation of diluted net income per share

                27.1 -- Financial Data Schedule

    (b)  Reports on Form 8-K

                None.

Items 1, 2, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KOFAX IMAGE PRODUCTS, INC.


Dated:   November 13, 1998             /s/ RONALD J. FIKERT
                                       -----------------------------------
                                       Ronald J. Fikert
                                       Chief Financial Officer
                                       (principal financial and accounting
                                       officer and duly authorized officer)

                                 EXHIBIT INDEX

Exhibit Number                          Description
--------------                          -----------

     11.1           Computation of diluted net income per share

     27.1           Financial Data Schedule