Form 10-Q
period 1998-12-31
KOFAX IMAGE PRODUCTS INC
filed 1999-02-12
CIK 1045035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

             Class                             Outstanding at January 29, 1999
  -----------------------------                -------------------------------
  Common Stock, $.001 par value                        5,304,937 shares

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                                      INDEX

ITEM                                                                                   PAGE
NUMBER                                                                                NUMBER
PART I.      FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements

             Balance Sheets - December 31, 1998
                 (unaudited) and June 30, 1998.....................................      3

             Statements of Operations (unaudited) - Three Months Ended December
                 31, 1998 and 1997 and Six Months Ended December 31, 1998
                 and 1997..........................................................      4

             Statements of Cash Flows (unaudited) - Six
                 Months Ended December 31, 1998 and 1997...........................      5

             Notes to Condensed Consolidated Financial
                 Statements (unaudited)............................................      6

ITEM 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................      8


PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K......................................     16

             Signatures............................................................     17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                             December 31,          June 30,
                                                                1998                1998
                                                             -----------           -------
                                                             (unaudited)
                         ASSETS
Current assets
      Cash and cash equivalents                                 $17,946            $16,522
      Short-term investments                                      5,541              4,343
      Accounts receivable, net                                    5,297              5,261
      Inventory (Note 2)                                          1,510              1,565
      Prepaid expenses and other current assets                   1,070                948
                                                                -------            -------
Total current assets                                             31,364             28,639
Property and equipment, net                                       1,576              1,740
Deferred income taxes                                             1,343              1,343
Other assets                                                        136                393
                                                                -------            -------
Total assets                                                     34,419             32,115
                                                                =======            =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                            1,021              1,207
      Accrued liabilities:
         Compensation                                             1,181              1,237
         Deferred revenue                                           706                588
         Other                                                    2,285              1,458
                                                                -------            -------
Total current liabilities                                         5,193              4,490
Stockholders' equity
      Common stock, $.001 par value, 40,000,000
      shares authorized; 5,284,277 and 5,307,416
      shares outstanding at December 31, 1998
      and June 30, 1998, respectively                            17,153             17,125
      Retained earnings                                          12,955             11,136
      Treasury stock, 136,464 and 100,000 shares
      at cost at December 31, and June 30, 1998,
      respectively                                                 (882)              (636)
                                                                -------            -------
Total stockholders' equity                                       29,226             27,625
                                                                -------            -------
Total liabilities and stockholders' equity                      $34,419            $32,115
                                                                =======            =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)

                                          Three Months Ended               Six Months Ended
                                             December 31,                    December 31,
                                     ---------------------------     ---------------------------
                                         1998            1997            1998            1997
                                     -----------     -----------     -----------     -----------
                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
   Net sales                            $9,615          $8,074         $18,268         $15,925
   Cost of sales                         2,256           1,975           4,212           3,836
                                        ------          ------         -------         -------
   Gross profit                          7,359           6,099          14,056          12,089
   Operating expenses:
      Sales and marketing                2,811           2,627           5,543           5,118
      Research and development           2,189           1,811           4,286           3,690
      General and administrative           779             620           1,528           1,222
                                        ------          ------         -------         -------
         Total operating expenses        5,779           5,058          11,357          10,030
                                        ------          ------         -------         -------

   Income from operations                1,580           1,041           2,699           2,059
   Other income, net                       271             195             561             245
                                        ------          ------         -------         -------
   Income before provision for
      income taxes                       1,851           1,236           3,260           2,304
   Provision for income taxes              629             476           1,172             887
                                        ------          ------         -------         -------
   Net income                           $1,222          $  760         $ 2,088         $ 1,417
                                        ======          ======         =======         =======

   Basic net income per share
      (Note 3)                           $0.23           $0.15           $0.40           $0.46
                                         =====           =====           =====           =====

   Basic weighted average common
      shares (Note 3)                    5,245           4,913           5,212           3,099
                                         =====           =====           =====           =====

   Diluted net income per share
      (Note 3)                           $0.23           $0.14           $0.39           $0.30
                                         =====           =====           =====           =====

   Diluted weighted average common
      shares (Note 3)                    5,357           5,403           5,322           4,734
                                         =====           =====           =====           =====


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                               Six Months Ended December 31,
                                                                1998                  1997
                                                            --------------       ---------------
                                                             (unaudited)          (unaudited)
Cash flows from operating activities:
   Net income                                                  $ 2,088              $ 1,417
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                             722                  770
         Changes in operating assets and liabilities:
           Accounts receivable                                     (36)                 (40)
           Inventory                                                55                  (23)
           Other current assets                                   (122)                 (87)
           Accounts payable                                       (186)                 124
           Other current liabilities                               889                  529
                                                               -------              -------
              Net cash provided by operating activities          3,410                2,690
                                                               -------              -------

Cash flows from investing activities:
   Purchases of property and equipment                            (442)                (608)
   Decrease in other assets                                        141                   55
   Increase in short-term investments                           (1,198)                (287)
                                                               -------              -------
              Net cash used in investing activities             (1,499)                (840)
                                                               -------              -------

Cash flows from financing activities:
   Principal payments on notes payable                               0                 (821)
   Net proceeds from issuance of common stock                      488               12,556
   Repurchase of common stock                                     (975)                   0
                                                               -------              -------
              Net cash provided by (used in) financing
               activities                                         (487)              11,735
                                                               -------              -------

Net increase in cash and cash equivalents                        1,424               13,585
Cash and cash equivalents, beginning of period                  16,522                  801
                                                               -------              -------
Cash and cash equivalents, end of period                       $17,946              $14,386
                                                               =======              =======
Supplemental disclosure of cash flow information:
   Interest paid                                                $    0               $   27
                                                                ======               ======
   Income taxes paid                                            $  652               $  419
                                                                ======               ======

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

2.   INVENTORIES

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      DECEMBER 31, 1998                 JUNE 30, 1998
                                      -----------------                 -------------
Raw materials                              $  704                          $  827
Work-in-process                               556                             511
Finished goods                                250                             227
                                           ------                          ------
                                           $1,510                          $1,565
                                           ======                          ======

3.   NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

Effective December 27, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which changed the method used to calculate earnings per share. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options is excluded, and a calculation of diluted earnings per share. Prior period quarterly earnings per share have been restated in accordance with SFAS No. 128.

The Company believes that diluted net income per share provides the most meaningful comparison between periods.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.   CHANGES IN ACCOUNTING PRINCIPLES

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be restated, as required. The only item of comprehensive income for the quarter and six months ended December 31, 1998, is a loss on reissuance of treasury stock of $155,700 and $257,000, respectively.

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

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Form 10-Q contains trend analysis and other forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) uncertainty of future operating results, (ii) fluctuations in quarterly operating results,
(iii) dependence on a limited number of products for current and future operating results, (iv) dependence on imaging, workflow and document management market and component software strategy, (v) rapid technological change, (vi) the impact of competition, (vii) dependence on intellectual property and proprietary rights, (viii) risks associated with international sales, (ix) dependence on scanner manufacturers, (x) risks associated with acquisitions, and (xi) the ability to recruit and retain qualified personnel, as well as those discussed under the caption "Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

Kofax Image Products was founded in 1985 to develop image processing accelerator boards that could be added to PCs and other desktop workstations to facilitate high-speed scanning, compression, manipulation and printing of document images. The products were targeted at the emerging market of document image processing.

Today Kofax develops, markets and supports three product lines for imaging, workflow and document management applications. The fastest growing products are software applications that manage the capture and long-term storage of documents for production level workflow and document management systems. Substantially all of the Company's revenue growth in fiscal years 1998 and 1997 was generated from the Company's Ascent software business. The Company has signed and trained over 450 Ascent resellers focused on workflow and document management solutions. The original image processing hardware and development tools business, which is in its fourth generation, currently generates gross margins of approximately 70% and continues to generate a significant portion of the Company's profits. Revenue from the Company's family of image processing boards and development tools has grown modestly over the past two years, and the Company expects that to continue for the foreseeable future. The Company believes that the accelerator board and development tools business will continue to account for a majority of the Company's net sales for the next two to three years. The Company also expects that its Ascent software products will contribute an increasing share of the Company's net sales in the future.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997, AND THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                             Three Months Ended           Six Months Ended
                                                December 31,                December 31,
                                           ------------------------    ------------------------
                                             1998          1997          1998          1997
                                           ----------    ----------    ----------   -----------
Net sales                                   100.0%        100.0%        100.0%        100.0%
Cost of sales                                23.5          24.5          23.1          24.1
                                           ------        ------        ------        ------
Gross profit                                 76.5          75.5          76.9          75.9
Operating expenses:
   Sales and marketing                       29.2          32.5          30.3          32.1
   Research and development                  22.8          22.4          23.5          23.2
   General and administrative                 8.1           7.7           8.4           7.7
                                           ------        ------        ------        ------
      Total operating expenses               60.1          62.6          62.2          63.0
                                           ------        ------        ------        ------
Income from operations                       16.4          12.9          14.7          12.9
Other income, net                             2.8           2.4           3.1           1.6
                                           ------        ------        ------        ------
Income before provision for income taxes     19.2          15.3          17.8          14.5
Provision for income taxes                    6.5           5.9           6.4           5.6
                                           ------        ------        ------        ------
Net income                                   12.7%          9.4%         11.4%          8.9%
                                           ======        ======        ======        ======

        NET SALES. Net sales represent gross sales less discounts, returns and adjustments. Net sales were $9.6 million and $8.1 million in the quarters ended December 31, 1998 and 1997, respectively, an increase of 19.1%. This revenue increase was primarily attributable to increased sales of the Company's Ascent application software products and increased sales of the SCSI versions of the Company's new family of image processing accelerator boards. Revenues from Ascent software increased 45% in the December quarter over the same period last year. As a result, total software revenue in the second quarter grew 33% and increased to 33% of total revenues compared to 30% in the same period last year. For the six months ended December 31, 1998 and 1997, net sales were $18.3 million and $15.9 million, respectively, representing an increase of 14.7%. The year-to-date revenue increase was also attributable to increased sales of the Company's Ascent application software products and increased sales of the SCSI versions of the Company's Adrenaline image processing boards.

        International sales (primarily to Western European countries) accounted for 33.7% and 35.5% of net sales in the quarters ended December 31, 1998 and 1997, respectively, and 32.6% and 34.0% in the six months ended December 31, 1998 and 1997, respectively. International sales increased 13.1% and 9.9%, in absolute dollars, over the same quarter and six-month periods last year, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total net sales; however, international sales could be adversely affected if the U.S. dollar continues to strengthen against international currencies. To date the Company has not had any exposure to foreign currency fluctuations. The adoption of the "Euro" by the European community in 1999 may lead the Company to transact its European sales in "Euros", which may result in the realization of foreign exchange gains or losses in the future.

        GROSS PROFIT. Cost of sales primarily consist of the costs of components and subassemblies, labor and manufacturing overhead and, with respect to the Company's software products, software duplication and royalty expenses. The Company believes that its gross margins reflect the increasing percentage of total software revenue in the Company's product mix as well as the high content of proprietary firmware in the Company's hardware accelerator boards. Gross profit was 76.5% and 75.5% of net sales in the quarters ended December 31, 1998 and 1997, respectively, and 76.9% and 75.9% of net sales in the six months ended December 31, 1998 and 1997, respectively. Substantially all of the increase in gross profit percentage in the December quarter was attributable to the Company's increased software revenues which have higher gross margins. For the six months ended December 31, 1998, most of the increase in gross profit percentage was attributable to increased sales of the Company's Ascent software products, and to a lesser extent, the declining costs of components used in the Company's accelerator boards.

        SALES AND MARKETING. Sales and marketing expenses, which consist primarily of salaries and commissions, customer support, trade shows, advertising and other promotional expenses, were $2.8 million and $2.6 million, and 29.2% and 32.5% of net sales, in the quarters ended December 31, 1998 and 1997, respectively. Sales and marketing expenses were $5.5 million and $5.1 million, and 30.3%, and 32.1% of net sales, in the six months ended December 31, 1998 and 1997, respectively. The increases in absolute dollar amounts in fiscal 1999 were primarily attributable to increased marketing personnel, and increased marketing expenses related to the launch of the Version 4 release of Ascent Storage. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales.

        RESEARCH AND DEVELOPMENT. Research and development expenses, which consist primarily of personnel costs and related occupancy expenses, were $2.2 million and $1.8 million, and 22.8% and 22.4% of net sales, in the quarters ended December 31, 1998 and 1997, respectively. Research and development expenses were $4.3 million and $3.7 million, and 23.5% and 23.2% of net sales, in the six months ended December 31, 1998 and 1997, respectively. The increase in both periods of fiscal 1999 was primarily attributable to increased engineering staffing, the increased use of temporary consultants and contract labor required for specific engineering projects, and related compensation expense. The Company expects that research and development expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales, depending upon the timing of material research and product development projects.

Despite the fact that the Company's net sales have increased, research and development expenses as a percentage of net sales have continued to increase because of ongoing research and development and the continued development of its Ascent application software products.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management, as well as professional services. General and administrative expenses were $0.8 million and $0.6 million, and 8.1% and 7.7% of net sales, in the quarters ended December 31, 1998 and 1997, respectively. General and administrative expenses were $1.5 million and $1.2 million, and 8.4% and 7.7% of net sales, in the six months ended December 31, 1998 and 1997, respectively. The increase in both periods of fiscal 1999 was primarily attributable to increased staffing and related compensation expenses and the increased expenses related to the administrative requirements of being a public company. The Company anticipates that it will incur increased general and administrative costs in the future related to the additional insurance and administrative requirements of a public company.

        OTHER INCOME, NET. Other Income, net consists primarily of interest income earned on the Company's cash and cash equivalents and short-term investments less interest expense on the Company's note payable. As a result of the initial public offering of the Company's stock in the December 1997 quarter, interest expense on bank borrowing was eliminated due to repayment of the previously outstanding bank term loan. Interest income increased compared to the same periods last year, as a result of investing the net proceeds from the offering and investing the net cash flows generated from the Company's operations.

        PROVISION FOR INCOME TAXES. The Company's effective tax rate was 34% for the quarter ended December 31, 1998 compared to 38.5% for the same quarter in 1997. The decline in the effective tax rate results from the recent extension of the federal R&D tax credit through June 30, 1999. The Company expects the effective tax rate to approximate 35% for the fiscal year June 30, 1999. The Company also expects the effective tax rate to return to historical levels of approximately 38% in fiscal year 2000, unless the current R&D tax credit is extended in its current form.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, combined cash, cash equivalents, and short-term investments totaled $23.5 million, an increase of $2.6 million from June 30, 1998. Net cash provided by operating activities was $3.4 million, and was generated primarily from net income, depreciation and amortization, and an increase in other current liabilities. Net cash used in investing activities was $1.5 million for capital expenditures and additions to short term investments. Net cash used in financing activities was $0.5 million, primarily as a result of the repurchase of 150,000 shares of the Company's common stock.

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

The Company has an unsecured $2.0 million revolving credit line with Silicon Valley Bank (the "Bank") and as of December 31, 1998 had no outstanding balance under the revolving line of credit. In January 1999, the Company entered into an agreement with the Bank to extend the line of credit through January, 2000. The line of credit agreement requires the Company to maintain its primary banking relationship with the Bank while any obligations to the Bank remain outstanding, prohibits the incurrence of additional debt from sources other than the Bank, except for purchases or leases of equipment up to $700,000, requires the Company to maintain certain tangible net worth levels, and profitability levels, and restricts the payment of dividends without the Bank's prior approval.

On April 24, 1998, the Company's board of directors authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of Kofax's outstanding common stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. As of December 31, 1998, the Company has repurchased 250,000 shares of its common stock to date, for approximately $1.6 million. Aside from this program, the Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 1998, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $22.6 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

As of December 31, 1998, the weighted average maturity of the Company's portfolio was 123 days. The market value changes for increases in short-term treasury security yields are not material due to the overall short-term maturity of the Company's portfolio.

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

         (a) Exhibits


11.1     Computation of diluted net income per share

27.1     Financial Data Schedule

         (b) Reports on Form 8-K

             None.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KOFAX IMAGE PRODUCTS, INC.


Dated: February 12, 1999                  /s/ Ronald J. Fikert
                                          --------------------------------------
                                          Ronald J. Fikert
                                          Chief Financial Officer
                                          (principal financial and accounting
                                          officer and duly authorized officer)

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER             DESCRIPTION
        -------            -----------

         11.1              Computation of diluted net income per share

         27.1              Financial Data Schedule