Form 10-Q
period 1999-03-31
KOFAX IMAGE PRODUCTS INC
filed 1999-05-14
CIK 1045035

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                        Commission File Number 000-23119


                           KOFAX IMAGE PRODUCTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           33-0114967
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

16245 Laguna Canyon Rd, Irvine, California                       92618
------------------------------------------                -------------------
 (Address of principal executive offices)                      (Zip Code)

                                 (949) 727-1733
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                    3 Jenner Street, Irvine, California 92618
-------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

          Class                                  Outstanding at April 30, 1999
-----------------------------                    -----------------------------
Common Stock, $.001 par value                            5,303,701 shares

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY

                                      INDEX


 ITEM                                                                                 PAGE
NUMBER                                                                               NUMBER
------                                                                               ------
PART I.         FINANCIAL INFORMATION

ITEM 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets - March 31, 1999
                    (unaudited) and June 30, 1998................................       3

                Condensed Consolidated Statements of Operations (unaudited) -
                    Three Months Ended March 31, 1999 and 1998
                    and Nine Months Ended March 31, 1999 and 1998................       4

                Condensed Consolidated Statements of Cash Flows (unaudited) -
                    Nine Months Ended March 31, 1999 and 1998....................       5

                Notes to Condensed Consolidated Financial
                    Statements (unaudited).......................................       6

ITEM 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................       8


PART II.        OTHER INFORMATION

ITEM 3.         Legal Proceedings................................................      15

ITEM 6.         Exhibits and Reports on Form 8-K.................................      15

                Signatures.......................................................      16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                  March 31,      June 30,
                                                                                    1999           1998
                                                                                  ---------      --------
                                                                                 (unaudited)
                                ASSETS
Current assets
       Cash and cash equivalents                                                  $ 19,851      $ 16,522
       Short-term investments                                                        5,467         4,343
       Accounts receivable, net                                                      5,106         5,261
       Inventory (Note 2)                                                            1,769         1,565
       Prepaid expenses and other current assets                                     1,519           948
                                                                                  --------      --------
Total current assets                                                                33,712        28,639
Property and equipment, net                                                          1,485         1,740
Deferred income taxes                                                                1,343         1,343
Other assets                                                                           104           393
                                                                                  --------      --------
Total assets                                                                      $ 36,644      $ 32,115
                                                                                  ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable                                                           $  1,254      $  1,207
       Accrued liabilities:
           Compensation                                                              1,623         1,237
           Deferred revenue                                                            880           588
           Other                                                                     2,246         1,458
                                                                                  --------      --------
Total current liabilities                                                            6,003         4,490

Stockholders' equity
       Common stock, $.001 par value, 40,000,000 shares authorized;
         5,332,876 and 5,307,416 shares issued and outstanding at
         March 31, 1999 and June 30, 1998                                           17,156        17,125
       Retained earnings                                                            14,040        11,136
       Treasury stock, 87,865 and 100,000 shares at cost at
         March 31, 1999 and June 30, 1998                                             (555)         (636)
                                                                                  --------      --------
Total stockholders' equity                                                          30,641        27,625
                                                                                  --------      --------
Total liabilities and stockholders' equity                                        $ 36,644      $ 32,115
                                                                                  ========      ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)

                                             Three Months Ended       Nine Months Ended
                                                  March 31,                March 31,
                                             -------------------     -------------------
                                              1999        1998        1999        1998
                                             -------     -------     -------     -------
                                           (unaudited) (unaudited) (unaudited) (unaudited)
Net sales                                    $ 9,824     $ 8,509     $28,091     $24,434
Cost of sales                                  2,173       1,945       6,384       5,781
                                             -------     -------     -------     -------
Gross profit                                   7,651       6,564      21,707      18,653
Operating expenses:
    Sales and marketing                        3,030       2,667       8,572       7,785
    Research and development                   2,175       2,052       6,461       5,742
    General and administrative                   786         721       2,315       1,943
                                             -------     -------     -------     -------
        Total operating expenses               5,991       5,440      17,348      15,470
                                             -------     -------     -------     -------

Income from operations                         1,660       1,124       4,359       3,183
Other income, net                                247         232         809         477
                                             -------     -------     -------     -------
Income before provision for income taxes       1,907       1,356       5,168       3,660
Provision for income taxes                       648         522       1,821       1,409
                                             -------     -------     -------     -------
Net income                                   $ 1,259     $   834     $ 3,347     $ 2,251
                                             =======     =======     =======     =======

Basic net income per share (Note 3)
                                             $  0.24     $  0.16     $  0.63     $  0.59
                                             =======     =======     =======     =======

Basic weighted average common shares
  (Note 3)                                     5,306       5,367       5,282       3,830
                                             =======     =======     =======     =======

Diluted net income per share (Note 3)        $  0.23     $  0.15     $  0.62     $  0.45
                                             =======     =======     =======     =======

Diluted weighted average common shares
  (Note 3)                                     5,474       5,486       5,412       4,957
                                             =======     =======     =======     =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                      Nine Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                      1999          1998
                                                                   ----------     ----------
                                                                   (unaudited)   (unaudited)
Cash flows from operating activities:
    Net income                                                      $  3,347      $  2,251
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                1,018         1,153
          Changes in operating assets and liabilities:
              Accounts receivable                                        155        (1,046)
              Inventory                                                 (204)          149
              Other current assets                                      (571)         (135)
              Accounts payable                                            47            59
              Other current liabilities                                1,466         1,196
                                                                    --------      --------
                 Net cash provided by operating activities             5,258         3,627
                                                                    --------      --------


Cash flows from investing activities:
    Purchases of property and equipment                                 (649)         (899)
    Decrease in other assets                                             175            99
    Purchase of short-term investments                                (1,124)         (294)
                                                                    --------      --------
                 Net cash used in investing activities                (1,598)       (1,094)
                                                                    --------      --------


Cash flows from financing activities:
    Principal payments on notes payable                                   --          (821)
    Net proceeds from issuance of common stock                           644        12,643
    Repurchase of common stock                                          (975)           --
                                                                    --------      --------
                 Net cash provided by (used in) financing
                   activities                                           (331)       11,822
                                                                    --------      --------


Net increase in cash and cash equivalents                              3,329        14,355
Cash and cash equivalents, beginning of period                        16,522           801
                                                                    --------      --------
Cash and cash equivalents, end of period                            $ 19,851      $ 15,156
                                                                    ========      ========

Supplemental disclosure of cash flow information:
    Interest paid                                                   $      0      $     27
                                                                    ========      ========
    Income taxes paid                                               $  1,146      $    865
                                                                    ========      ========


Noncash Activity - During the nine months ended March 31, 1998, the Company converted 2,667,002 shares of outstanding convertible redeemable preferred stock into common stock which resulted in a $4,090 increase in common stock and the reversal of $3,140 of previously accreted cumulative dividends in arrears.

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

2.  INVENTORIES

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                           MARCH 31, 1999     JUNE 30, 1998
                           --------------     -------------
Raw materials                 $  648              $  827
Work-in-process                  791                 511
Finished goods                   330                 227
                              ------              ------
                              $1,769              $1,565
                              ======              ======

3.  NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

Effective December 27, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which changes the method used to calculate earnings per share. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options is excluded, and a calculation of diluted earnings per share. Prior period quarterly earnings per share have been restated in accordance with SFAS No. 128.

The Company believes that diluted net income per share provides the most meaningful comparison between periods.

4.  CHANGES IN ACCOUNTING PRINCIPLES

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be restated, as required. There is no

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



difference between net income and comprehensive income for the third quarter and nine months ended March 31, 1999.

Effective July 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition". In prior periods the Company recognized software revenue in accordance with AICPA Statement of Position 91-1. Statement of Position 97-2 has not had a material effect on the Company's revenue recognition policies.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

For the years beginning after July 1, 1998, the Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the manner in which public companies report information about operating segments in annual financial statements issued to shareholders. The Company does not currently have separate operating segments, and has not yet determined the manner in which it will present the information required by SFAS No. 131.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 July 1, 1999. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have any current derivative activity.

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

OVERVIEW

Kofax Image Products was founded in 1985 to develop image processing accelerator boards for personal computers to facilitate high-speed scanning, compression, manipulation and printing of document images. The products were targeted at the emerging market of document image processing.

Today Kofax develops, markets and supports three product lines for imaging, workflow and document management applications. The fastest growing products are the Ascent software applications which manage the capture and long-term storage of documents for production level workflow and document management systems. Substantially all of the Company's revenue growth in fiscal years 1998 and 1997 was generated from the Company's Ascent software business. The original image processing hardware and development tools business, which is in its fourth generation, currently generates gross margins of approximately 70% and continues to generate a significant portion of the Company's profits. Revenue from the Company's family of image processing boards and development tools has grown modestly over the past two years, and the Company expects that to continue for the foreseeable future. The Company believes that the accelerator board and development tools business will continue to account for a majority of the Company's net sales for the next two to three years. The Company also expects that its Ascent software products will contribute an increasing share of the Company's net sales in the future.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998, AND THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                              Three Months Ended    Nine Months Ended
                                                   March 31,            March 31,
                                              ------------------    ------------------
                                               1999       1998       1999       1998
                                               ----       -----      -----      -----
Net sales                                      100.0%     100.0%     100.0%     100.0%
Cost of sales                                   22.1       22.9       22.7       23.7
                                               -----      -----      -----      -----
Gross profit                                    77.9       77.1       77.3       76.3
Operating expenses:
    Sales and marketing                         30.9       31.3       30.6       31.9
    Research and development                    22.1       24.1       23.0       23.5
    General and administrative                   8.0        8.5        8.2        7.9
                                               -----      -----      -----      -----
        Total operating expenses                61.0       63.9       61.8       63.3
                                               -----      -----      -----      -----
Income from operations                          16.9       13.2       15.5       13.0
Other income, net                                2.5        2.7        2.9        2.0
                                               -----      -----      -----      -----
Income before provision for income taxes        19.4       15.9       18.4       15.0
Provision for income taxes                       6.6        6.1        6.5        5.8
                                               -----      -----      -----      -----
Net income                                      12.8%       9.8%      11.9%       9.2%
                                               =====      =====      =====      =====


         Net Sales. Net sales represent gross sales less discounts, returns and adjustments. Net sales were $9.8 million and $8.5 million in the quarters ended March 31, 1999 and 1998, respectively, an increase of 15.5%. This revenue increase was primarily attributable to increased sales of the Company's Ascent application software products, increased sales of the SCSI versions of the Company's Adrenaline family of image processing accelerator boards and initial sales of our new OEM VirtualReScan product. Revenues from Ascent software increased 30% in the March quarter over the same period last year. However, software revenue associated with our image processing products declined 32% compared to the same period last year. As a result, total software revenue in the third quarter increased 16% in absolute dollars, and total software represented 35% of total revenues for both periods. For the nine months ended March 31, 1999 and 1998, net sales were $28.1 million and $24.4 million, respectively, representing an increase of 15.0%. The year-to-date revenue increase was also attributable to increased sales of the Company's Ascent application software products and increased sales of the SCSI versions of the Company's Adrenaline image processing boards.

         International sales (primarily to Western European countries) accounted for 30.7% and 34.4% of net sales in the quarters ended March 31, 1999 and 1998, respectively, and 31.9% and 34.1% in the nine months ended March 31, 1999 and 1998, respectively. International sales increased 3.0% and 7.5%, in absolute dollars, over the same quarter and nine-month periods last year, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total net sales; however, international sales could be adversely affected if the U.S. dollar continues to strengthen against international currencies. To date the Company has not had any exposure to foreign currency fluctuations. The adoption of the "Euro" by the European community in January 1999 may lead the Company to transact its European sales in Euros, which may result in the realization of foreign exchange gains or losses in the future.

         Gross Profit. Cost of sales primarily consist of the costs of components and subassemblies, labor and manufacturing overhead and, with respect to the Company's software products, software duplication and royalty expenses. The Company believes that its relatively high gross margins reflect the increasing percentage of total software revenue in the Company's product mix as well as the high content of proprietary firmware in the Company's hardware accelerator boards. Gross profit was 77.9% and 77.1% of net sales in the quarters ended March 31, 1999 and 1998, respectively, and 77.3% and 76.3% of net sales in the nine months ended March 31, 1999 and 1998, respectively. Substantially all of the increase in gross profit percentage in the March quarter was attributable to a combination of reduction in manufacturing costs and increased sales volumes allowing fixed manufacturing costs to be spread over a higher level of production. For the nine months ended March 31, 1999, the increase in gross profit percentage was attributable to increased sales of the Company's Ascent software products, the declining costs of components used in the Company's accelerator boards, and increased overhead absorption as a result of the improved manufacturing efficiencies mentioned above.

         Sales and Marketing. Sales and marketing expenses, which consist primarily of salaries and commissions, customer support, trade shows, advertising and other promotional expenses, were $3.0 million and $2.7 million, and 30.9% and 31.3% of net sales, in the quarters ended March 31, 1999 and 1998, respectively. Sales and marketing expenses were $8.6 million and $7.8 million, and 30.6%, and 31.9% of net sales, in the nine months ended March 31, 1999 and 1998, respectively. The increases in absolute dollar amounts in fiscal 1999 were primarily attributable to increased marketing personnel, and increased marketing expenses related to the launch of the Version 4 release of Ascent Storage, and the launch of the Version 3 release of Ascent Capture. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales.

         Research and Development. Research and development expenses, which consist primarily of personnel costs and related occupancy expenses, were $2.2 million and $2.0 million, and 22.1% and 24.1% of net sales, in the quarters ended March 31, 1999 and 1998, respectively. Research and development expenses were $6.5 million and $5.7 million, and 23.0% and 23.5% of net sales, in the nine months ended March 31, 1999 and 1998, respectively. The increase in absolute dollars in both periods of fiscal 1999 was primarily attributable to increased engineering staffing, and related compensation expense. The Company expects that research and development expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales, depending upon the timing of material research and product development projects.

         General and Administrative. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources and general management, as well as professional services. General and administrative expenses were $0.8 million and $0.7 million, and 8.0% and 8.5% of net sales, in the quarters ended March 31, 1999 and 1998, respectively. General and administrative expenses were $2.3 million and $1.9 million, and 8.2% and 7.9% of net sales, in the nine months ended March 31, 1999 and 1998, respectively. The increases in both periods of fiscal 1999 were primarily attributable to increased staffing and related compensation expenses and the increased expenses related to the administrative requirements of being a public company. The Company anticipates that it will continue to incur increased general and administrative costs in the future related to the additional insurance and administrative requirements of a public company.

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

         Provision for Income Taxes. The Company's effective tax rate was 34% for the quarter ended March 31, 1999 compared to 38.5% for the same quarter in 1998. The decline in the effective tax rate results from the recent extension of the federal R&D tax credit through June 30, 1999. The Company expects the effective tax rate to approximate 35% for the fiscal year June 30, 1999. The Company also expects the effective tax rate to return to historical levels of approximately 38% in fiscal year 2000, unless the current R&D tax credit is extended in its current form.

         Year 2000 Issues. It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company has tested its software products and is unaware of any material Year 2000 Problems. In addition, the Company has completed a review of its business systems, including its computer systems, and based on information gathered to date, believes that such systems are also not subject to any material Year 2000 Problems. The Company is querying its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. The Company's primary distributors, resellers, suppliers, manufacturers, and customers have indicated that they are Year 2000 compliant. Based on the Company's review of its products and business systems and responses from its significant third party vendors, the Company believes that total costs due to the Year 2000 Problem will not exceed $100,000. The failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 Problem in a timely manner could have material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, combined cash, cash equivalents, and short-term investments totaled $25.3 million, an increase of $4.5 million from June 30, 1998. Net cash provided by operating activities was $5.3 million, and was generated primarily from net income, depreciation and amortization, and an increase in other current liabilities. Net cash used in investing activities was $1.6 million for capital expenditures and additions to short term investments. Net cash used in financing activities was $0.3 million, primarily as a result of the repurchase of 150,000 shares of the Company's common stock.

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

The Company has an unsecured $2.0 million revolving credit line with Silicon Valley Bank (the "Bank") and as of March 31, 1999 had no outstanding balance under the revolving line of credit. In January, 1999, the Company entered into an agreement with the Bank to extend the line of credit through January, 2000. The line of credit agreement requires the Company to maintain its primary banking relationship with the Bank while any obligations to the Bank remain outstanding, prohibits the incurrence of additional debt from sources other than the Bank, except for purchases or leases of equipment up to $700,000, requires the Company to maintain certain tangible net worth levels, and profitability levels, and restricts the payment of dividends without the Bank's prior approval.

On April 24, 1998, the Company's board of directors authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of Kofax's outstanding common stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. As of March 31, 1999, the Company has repurchased 250,000 shares of its common stock to date, for approximately $1.6 million. Aside from this program, the Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

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

Quantitative and Qualitative Disclosures about Market Risk

At March 31, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $24.5 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

As of March 31, 1999, the weighted average maturity of the Company's portfolio was 139 days. The market value changes for increases in short-term treasury security yields are not material due to the overall short-term maturity of the Company's portfolio.

The Company limits its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum average maturity of the Company's overall investment portfolio is limited by policy to 36 months. The guidelines also establish credit quality standards, limits on exposure to one issue, quality standards for issuers, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk.

                           PART II - OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

On September 26, 1997, VisionShape, Inc. ("VisionShape") filed suit against the Company in the Superior Court of Orange County, California. VisionShape claims that the Company's Adrenaline accelerator boards prevent the use of software other than the Company's software, which, the complaint alleges, creates a monopoly or otherwise constitutes a tying arrangement in violation of state and federal antitrust laws. VisionShape seeks unspecified monetary damages and costs as well as equitable remedies, including an order enjoining the Company from selling its Adrenaline accelerator boards. VisionShape also seeks treble damages and attorneys' fees. On May 27, 1998, the Superior Court held that VisionShape failed to state a cause of action against the Company and ordered the suit dismissed on July 15, 1998. VisionShape filed an appeal on March 31, 1999. Based upon information currently available to the Company, the Company believes VisionShape's claims are without merit and intends to contest vigorously any action against the Company. However, it is too early to determine the outcome of such appeal and there can be no assurance as to the eventual outcome of such actions. Any determination against the Company in the litigation or the settlement of such claims could have a material adverse effect on the Company's business, results of operation, cash flows and financial condition. The Company is not a party to any other material legal proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.32 Silicon Valley Bank Amendment to Loan and Security Agreement dated January 6, 1999.

    10.33 OEM Purchase Agreement, dated January 27, 1999, between the Company and Fujitsu Computer Products of America, Inc.

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


                                                    KOFAX IMAGE PRODUCTS, INC.


Dated:   May 14, 1999                               /s/ Ronald J. Fikert
                                                    ----------------------------
                                                    Ronald J. Fikert
                                                    Chief Financial Officer
                                                    (principal financial and
                                                    accounting officer and
                                                    duly authorized officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
INDEX           DESCRIPTION
-------         -----------

10.32 Silicon Valley Bank Amendment to Loan and Security Agreement dated January 6, 1999.

10.33 OEM Purchase Agreement, dated January 27, 1999, between the Company and Fujitsu Computer Products of America, Inc.

11.1            Computation of diluted net income per share

27.1            Financial Data Schedule