Form 10-K405
period 1999-06-30
KOFAX IMAGE PRODUCTS INC
filed 1999-09-28
CIK 1045035

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------
                                    FORM 10-K
                                  ------------

      [X]     Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     for the fiscal year ended June 30, 1999

      [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 for the transition period from _____ to _____

                        Commission File Number 000-23119

                           KOFAX IMAGE PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                                    33-0114967
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

        16245 Laguna Canyon Rd, Irvine, California                                      92618
         (Address of principal executive offices)                                    (Zip Code)

                                 (949) 727-1733
              (Registrant's telephone number, including area code)

                       3 Jenner Street, Irvine, California
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $12.50 per share of Common Stock on September 17, 1999, as reported on the Nasdaq National Market, was approximately $8,740,000. The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 5,254,206 on September 17, 1999.


================================================================================

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                                      INDEX




 ITEM                                                                                                     PAGE
NUMBER                                                                                                   NUMBER
------                                                                                                   ------
PART I.

ITEM 1.         Business.............................................................................       3

ITEM 2.         Properties...........................................................................      19

ITEM 3.         Legal Proceedings....................................................................      19

ITEM 4.         Submission of Matters to a Vote of Security Holders..................................      19


PART II.

ITEM 5.         Market for the Registrant's Common Stock and Related Stockholder Matters.............      20

ITEM 6.         Selected Financial Data..............................................................      21

ITEM 7.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations........................................................................      22

ITEM 8.         Consolidated Financial Statements and Supplementary Data.............................      27

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.................................................................      27


PART III.

ITEM 10.        Directors and Executive Officers of the Registrant...................................      28

ITEM 11.        Executive Compensation...............................................................      29

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management.......................      35

ITEM 13.        Certain Relationships and Related Transactions.......................................      35


PART IV.

ITEM 14.        Exhibits, Consolidated Financial Statements, Financial Statement Schedule, and
                Reports on Form 8-K..................................................................      36

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

ITEM 1.       BUSINESS

GENERAL

Kofax Image Products, Inc. ("Kofax" or the "Company") develops and markets products designed to manage the conversion of paper documents into electronic information. Kofax's business is focused on the process of scanning large volumes of documents, extracting both image and textual information from them, and then introducing the electronic information into workflow systems, document management systems and storage and retrieval systems. The Company's products are used in conjunction with industry standard personal computers and personal computer operating systems. The Company sells its products to a wide variety of document imaging, workflow and document management solution providers including value-added resellers, system integrators, independent software vendors and computer companies.

RECENT DEVELOPMENTS

Pursuant to a tender offer commenced on August 3, 1999, Imaging Components Corporation, a Delaware corporation (the "Purchaser") offered to purchase for cash, at a price of $12.75 per share, all outstanding shares of Common Stock of the Company. The tender offer was made pursuant to an Agreement and Plan of Merger, dated as of July 27, 1999 (the "Merger Agreement"), among the Company, the Purchaser and Imaging Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Purchaser ("Merger Sub"). The tender offer expired at 12:00 midnight, New York Time, on September 8, 1999. Purchaser accepted for payment and purchased 4,414,409 shares of the Company's Common Stock, or approximately 84% of the Company's outstanding shares of Common Stock, pursuant to the tender offer.

Upon Purchaser's acceptance and purchase of the tendered shares, each of the Company's incumbent directors (other than David S. Silver) resigned and two of the vacancies created by such resignations were filled by the appointment of Arnold von Buren and Alexander P. Coleman, who were designated by the Purchaser for election to the Company's Board of Directors.

The Merger Agreement provides that as soon as practicable after Purchaser's purchase of the shares tendered into the tender offer, Merger Sub will be merged with and into the Company, the separate corporate existence of the Merger Sub will cease and the Company will continue as the surviving corporation and will be a wholly-owned subsidiary of the Purchaser (the "Merger").

Purchaser currently owns approximately 84% of the Company's outstanding shares of Common Stock. Pursuant to the Merger Agreement, the Company has agreed to call a special meeting of the stockholders of the Company to approve the Merger Agreement and the Merger. Because the Purchaser will vote all shares it beneficially owns in favor of the Merger Agreement and the Merger, approval of the stockholders of the Company is assured.

INDUSTRY BACKGROUND

The electronic document management (EDM), workflow, and imaging industry--which addresses the need to organize and manage large volumes of corporate information--encompasses a wide variety of companies in several different technology areas.

One of the most persistent problems in installations of document management systems has been the need to process paper-based documents as well as electronic documents. An estimated 80%-90% of corporate information still resides in paper form, including such things as invoices, purchase orders, faxes, contracts, and so forth, and these documents must be converted into searchable electronic documents in order to be properly managed by EDM and workflow systems.

The growth of the Internet has made the document capture problem even more pressing--and has significantly increased the demand for automating the capture of paper-based information. Commercially available Internet/intranet tools have made it increasingly common (and easy) for organizations to make corporate knowledge accessible to their workers, but as they implement Internet-based solutions they find that they have solved only half the problem. Users of these systems quickly become accustomed to having electronic information almost instantly available to them, but they likewise become quickly frustrated when they are unable to access paper-based information with the same ease and convenience.

Because of this, the value of converting paper documents into electronic form has grown. Unlike paper documents, electronic documents can be processed efficiently, are searchable, and are easy to make accessible through Internet technologies. Document and data capture is the most popular and efficient method of converting paper documents into searchable electronic files, and the growth of the Internet will be a key accelerator of growth in the capture market over the next five years.

THE KOFAX SOLUTION

Kofax's specialty -- document and data capture -- is a popular and efficient method of converting paper documents into searchable electronic files. Growth of the document and data capture market is dependent on the need for five primary applications of document and data capture:

     o DOCUMENT MANAGEMENT applications in which large repositories of active documents need to be controllable, versionable and accessible for collaborative use.

     o DATA CAPTURE applications in which text and data need to be automatically read from forms and exported to shared databases, mainframe systems and workflow processes.

     o WEB PUBLISHING applications in which original documents are made accessible via the Internet or a corporate intranet or extranet.

     o WORKFLOW applications in which documents are introduced into a business process typically initiated by a transaction.

     o ARCHIVAL applications in which permanently stored documents of record need to be accessed easily for viewing or demand printing.

Converting paper documents into electronic files is generally accomplished by scanning the documents with a production document scanner that is designed to scan large volumes of paper at speeds from 20 pages per minute up to 200 pages per minute or more. These five applications have helped drive the growth of the production scanner market at an annual rate of approximately 20%. The production scanner market, in turn, is the primary driver of Kofax's growth, and the Company's business is focused exclusively on software and hardware related to scanning, enhancing, extracting data from, indexing, and long term storage of business documents.

Kofax's products cover the entire range of products required to perform these tasks, including hardware controllers that reside in high-speed production scanners (VirtualReScan or VRS), host controllers for PCs (Adrenaline), and application software that manages the complex document and data capture process (Ascent Capture).

PRODUCTS

Kofax currently markets three families of products:

     o DOCUMENT AND DATA CAPTURE SOFTWARE under the Ascent Capture brand name.

     o OPTICAL STORAGE MANAGEMENT SOFTWARE under the Ascent Storage brand name.

     o SCANNING AND IMAGE PROCESSING HARDWARE under the Adrenaline and VRS brand names.

All three of these product families are designed to improve either the capture of paper documents (including scanning, data extraction, and image processing) or the mass storage of these documents (including optical storage, archiving, and retrieval).

Document and Data Capture Software - Ascent Capture 3

Ascent Capture 3, introduced in March 1999, scans large volumes of forms and documents and converts them into images, text and data for introduction into a variety of document management and workflow systems. It has three primary benefits for organizations that deal with large volumes of paper as part of their daily business routine:

     o It converts paper documents into electronic images and then indexes them so that they can be managed by a workflow or document management system.

     o It extracts text and data from forms and writes the data to a backend database, mainframe, or line of business application.

     o It reduces the ongoing labor costs of operating a capture system by employing advanced technologies in the areas of batch management, image enhancement, optical character recognition or OCR, data validation, and integration with leading EDM and workflow systems.

Ascent Capture's unique DDI (Document-Data-Internet) architecture allows it to address all three of the primary types of production capture in use today:

     o Document capture, in which images are scanned and indexed for later retrieval.

     o Data capture, or forms processing, in which information is automatically read from forms to replace manual data entry.

     o Internet-based distributed capture, which allows inexpensive capture stations to be located around the world and connected to a central processing site via the Internet.

Since 1995, we have sold over 8,000 Ascent Capture licenses in use at over 2,000 installations worldwide. Integration modules are available for virtually all leading workflow and document management systems, including:

     o    IBM EDMSuite                                 o    Eastman Software Imaging for Windows NT
     o    Documentum 4i                                o    Optika eMedia
     o    OpenText LiveLink                            o    Keyfile
     o    PC DOCS, DOCS Open and DOCS Fusion           o    IMR Alchemy
     o    Adobe Acrobat Capture                        o    Excalibur RetrievalWare

Ascent Capture is priced from $895 to $14,000 per license and is sold worldwide through authorized resellers of the Company.

In July 1999, Kofax acquired exclusive rights to advanced data capture technologies from RAF Technologies and will use this as the basis for expanding further into the high end of the data capture market.

Optical Storage Management Software - Ascent Storage 4

Ascent Storage 4 is an optical storage manager for Windows NT networks. It allows an optical jukebox to be attached to a Windows NT server and manage large volumes of document images or other data. Ascent Storage solves two problems associated with using optical jukeboxes on Windows NT networks:

     o The jukebox must emulate a magnetic disk perfectly so that it can work with standard applications.

     o    The jukebox must provide reasonable performance.

Ascent Storage combines the ease of use of a drive emulator with the high performance of a custom toolkit. It installs in minutes on any NT network and provides true NT drive emulation, automatic backup capability, and reliable disaster recovery. In addition, it allows value-added resellers or VARs and end users to write simple macros that can link the storage system more tightly to their back end EDM and workflow systems, thus providing higher performance and faster retrieval times.

Ascent Storage is priced from $495 to $30,000 per license and is sold worldwide through authorized distributors and resellers of the Company.

Scanning and Image Processing Hardware - Adrenaline and VRS

The Adrenaline and VRS hardware products are designed to improve the quality of document images produced by high-speed production scanners:

     o Adrenaline controller boards are installed in the PCI slot of any standard Windows PC and then connected to a high-speed scanner. In addition to controlling the basic operation of the scanner, Adrenaline boards perform pixel-intensive image enhancement operations such as image deskewing and despeckling, line removal, convolution, and more at speeds up to 400 pages per minute, significantly improving the quality, readability, and OCR accuracy of scanned images. Adrenaline boards are available for both video and SCSI interface scanners and support production scanners from Fujitsu, Bell+Howell, Kodak, Ricoh, Panasonic, and others.

     o VRS is an original equipment manufacturer (OEM) hardware product that is installed in a scanner and performs image processing on raw grayscale images before they are delivered to the PC. VRS provides two unique capabilities: 1) grayscale deskew and adaptive thresholding (conversion of the image from grayscale to bitonal) that are far superior to anything performed by software or by an Adrenaline board by itself, and 2) intelligent monitoring of images as they are scanned, allowing scanner operators to manually adjust occasional images that do not meet their quality standards.

Both Adrenaline and VRS are supported by most imaging and document capture applications on the market, including products from Kofax, IBM, FileNET, Optika, BancTec, Cardiff, Captiva, Microsystems, Datacap, Keyfile, and others.

Adrenaline controller boards are priced from $1,395 to $3,595 and are available through Kofax's worldwide network of distributors. VRS is sold on an OEM basis and VRS-enabled scanners are currently available from Fujitsu.

TECHNOLOGY/RESEARCH AND DEVELOPMENT

As of June 30, 1999, the Company's research and development group consisted of 70 employees, of which 57 people manage, develop or test the Company's software products. During the fiscal years ended June 30, 1999, 1998, and 1997, research and development expenses were $8.6 million, $7.8 million, and $6.7 million, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Factors That May Affect Future Operating Results -- Rapid Technological Change."

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

SALES AND DISTRIBUTION

Kofax pursues a two-tier distribution strategy, the first tier being stocking distributors while the second tier are solution providers such as system integrators and value-added resellers (VARs). During fiscal 1999, Kofax had 65 stocking distributors in 38 countries who accounted for 80% of net sales. Most of the Company's distributors specialize in document image processing as either their sole business or as a major component of their business. In fiscal 1999, three of these distributors, Law-Cypress Distributing Co., Tech Data Corporation, and Cranel, Inc. accounted for 18%, 14%, and 11%, respectively, of the Company's total net sales. See "Factors That May Affect Future Operating Results -- Dependence Upon Distribution Channels."

In addition, the Company has a field sales force that works closely with its distributor and reseller channel. In the Ascent Software Business Unit, Kofax maintains six sales offices in the U.S. staffed by technical sales managers and application engineers. The Company's European headquarters in Brussels covers Western Europe, Eastern Europe, Africa and the Middle East, and two full-time sales people based in the Irvine, California office cover Asia and South America. In the Image Processing Business Unit, a separate sales force is used to cover North America. In fiscal 1999, approximately 69% of net sales were generated in the United States, 23% in Europe and 8% in Asia, South America and the rest of the world.

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

VARs/Resellers. VARs and resellers typically integrate Kofax products into a specific solution that they then sell to an existing base of customers in such markets as healthcare, banking, insurance, transportation and government. The Company has selected and trained over 500 Ascent Certified Resellers (ACRs) who incorporate the Company's Ascent software line into complete imaging, workflow and document management systems. The ACRs are the primary focus of the Company's Ascent software sales strategy and, accordingly, the Company is investing significantly in growing, training and supporting this base of resellers.

END USER CUSTOMERS

Although Kofax generally does not sell products directly to end users, the Company has an extensive and diverse list of end-user customers who are serviced and supported by its reseller partners. The list below, which was derived from the Company's database of warranty registration cards, is illustrative of the wide range of industries and organizations using the Company's products. There can be no assurance that any of the listed organizations have purchased a material amount of the Company's products or that they will purchase the Company's products in the future.

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

Technical Support. A support staff of 12 engineers provides telephone, fax and electronic mail support to the entire customer base. Additionally, authorized resellers and subscribers to the support service program have extended access to the Company's Internet support site, which contains technical articles, programming tips and source code samples.

Ascent Certified Resellers are entitled to full support under their reseller program while Ascent end users may purchase an annual support contract for $1,495. For software developers who purchase toolkit products, the Company provides four months of free technical support, after which annual support costs are between $795 and $995. End users of the Company's software and hardware engines may contact this group at no charge for routine product installation and configuration questions.

Software Upgrades. Customers of the Company's developer toolkit products receive free software upgrades as part of their subscription to the Company's technical support program. Customers of the Ascent application software purchase new versions when they become available (typically every 15-18 months) and are normally offered these upgrades at a reduced price. Maintenance upgrades of Ascent software are made available to existing customers at no charge.

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

Kofax(R), KIPP(R), ImageControls(R), Ascent(R), Ascent Capture(R), StorageControls(R), and Adrenaline(R) are registered trademarks of the Company. Ascent Storage(TM), VirtualReScan(TM), VRS(TM), and Ascent Capture Internet Server(TM) are trademarks of the Company and are the subject of pending trademark registration applications. Alliance(SM) is a servicemark of the Company and is the subject of a pending servicemark registration application.

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

The Company purchases circuit boards, integrated circuits and other components from third parties. The Company's dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. The Company is dependent on sole-source suppliers for ASICs and certain critical components used in its products. The Company generally purchases sole-sourced components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with any of its sole-source suppliers. There can be no assurance that the Company will not experience quality control problems or supply shortages for these components in the future. Although the Company has attempted to mitigate these risks by identifying alternate sources of sole-sourced components and buying significant safety stocks, any quality control problems or interruptions in supply with respect to one or more components could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. Because of the Company's reliance on these vendors, the Company may also be subject to increases in component costs which could materially adversely affect its business, operating results, cash flows and financial condition.

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

EMPLOYEES

As of June 30, 1999, the Company employed 173 individuals, including 70 in research and development, 65 in sales, marketing and customer support, 14 in manufacturing and 24 in administration, finance and information systems. The Company regularly seeks to identify skilled engineering and other potential employee candidates, and has found that competition for qualified personnel in the computer software industry is intense. The Company believes that its ability to recruit and retain highly skilled technical and other management personnel will be critical to its ability to execute its business plans. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.


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

Dependence on Imaging, Workflow and Document Management Market and Component Software Strategy

Substantially all of the Company's net sales have been attributable to sales of document imaging products, and these products are currently expected to account for substantially all of the Company's future net sales. The imaging, workflow and document management market is a rapidly evolving market. If this market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the Company has focused its product development efforts on a component software strategy rather than seeking to develop a complete turnkey imaging solution. If the component software approach does not continue to achieve significant market acceptance, the Company's business, operating results, cash flows and financial condition could be materially adversely affected. See "Business -- Industry Background."

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

Dependence Upon Distribution Channels

The Company relies heavily on its distributors and resellers for the marketing and distribution of its products. In fiscal 1999, three of the Company's distributors, Law-Cypress Distributing Co., Tech Data Corporation, and Cranel, Inc. accounted for 18%, 14%, and 11%, respectively, of the Company's total net sales. The concentration of sales to a limited number of distributors increases the credit risk of sales to such distributors. If one or more of the Company's principal distributors became insolvent or otherwise terminated its relationship with the Company, the Company's business, operating results, cash flows and financial condition could be materially adversely affected. The Company's products are hardware and software components of complete imaging, workflow and document management systems. As such, sales of the Company's products depend, in significant part, upon purchases of imaging, workflow and document management systems, which include products supplied by vendors other than the Company. As a result, sales of the Company's products are subject to a variety of factors outside of the Company's control, including the ability of its resellers to successfully sell their complete solutions to end users. The Company's agreements with resellers and distributors do not require minimum purchases, are generally not exclusive and in many cases may be terminated by either party without cause. There can be no assurance that these resellers and distributors will continue to carry the Company's products or that they will give a high priority to the marketing of the Company's products. In addition, there can be no assurance that the Company will retain any of its current resellers or distributors or that, if the Company were to lose any reseller or distributor, the Company would be successful in recruiting replacement organizations to represent it. Any changes in the Company's distribution channels could materially adversely affect the Company's business, operating results, cash flows and financial condition. See "Business -- Sales and Distribution."

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

Risks Associated with International Sales

In fiscal 1999, 1998, and 1997, international sales represented approximately 31%, 33%, and 34%, respectively, of the Company's net sales, and the Company believes that its future growth is dependent in part upon its ability to increase sales in international markets. The Company intends to attempt to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to successfully maintain or expand its international sales. International sales are subject to inherent risks, including changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations and the possibility of greater difficulty in accounts receivable collection. To date, the Company has avoided the risk of fluctuating exchange rates associated with international sales by selling its products in United States currency, however, there can be no assurance that the Company will be able to continue to do so. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results, cash flows and financial condition. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview" and "-- Results of Operations -- Net Sales."

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

Risks Associated with Acquisitions

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

Possible Volatility of Stock Price

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

Year 2000 Issues

It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company has tested its software products and is unaware of any material Year 2000 Problems. In addition, the Company has completed a review of its business systems, including its computer systems, and based on information gathered to date, believes that such systems are also not subject to any material Year 2000 Problems. The Company has queried its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. Substantially all of the Company's primary distributors, resellers, suppliers, manufacturers, and customers have indicated that they are Year 2000 compliant. Based on the Company's review of its products and business systems and responses from its significant third party vendors, the Company believes that total costs due to the Year 2000 Problem will not exceed $100,000. The Company believes under a worse case scenario, it could continue the majority of its normal business activities on a manual basis. The Company has not developed a contingency plan to address the Year 2000 Problem in the event that the Company or its distributors, resellers, suppliers, manufacturers or customers fail to become Year 2000 compliant. The failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 Problem in a timely manner could have material adverse effect on the Company's business, results of operations, cash flows and financial condition.

ITEM 2.       PROPERTIES

The Company currently leases approximately 59,000 square feet of space in Irvine, California, which serves as its headquarters. This space is used for research and development, manufacturing, sales and marketing, customer support and administration. The Company's lease expires in March, 2004, and has two three-year options to extend the lease. Rent expense will increase annually during the term of this lease. The Company also leases approximately 10,000 square feet of space in Tyngsboro, Massachusetts, which is occupied by the Ascent Storage development team. This lease expires in August 2000.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

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

                                                        High            Low
                                                        ----            ---
Fiscal 1998:
     Second Quarter (from October 10, 1997)            $11.75          $4.00
     Third Quarter                                     $ 8.00          $5.00
     Fourth Quarter                                    $ 8.25          $6.125
Fiscal 1999:
     First Quarter                                     $ 7.625         $6.25
     Second Quarter                                    $ 8.75          $5.875
     Third Quarter                                     $10.50          $7.375
     Fourth Quarter                                    $10.00          $7.875

As of September 17, 1999, the number of stockholders of record was 57. This number does not account for Common Stock registered in street name. Accordingly, the actual number of holders of record of the Company's Common Stock may be significantly greater than the number indicated above.

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

On April 27, 1998, the Company announced that its board of directors had authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of the Company's outstanding Common Stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. The Company repurchased 274,000 and 100,000 shares of its common stock during fiscal 1999 and 1998 for approximately $2.1 million and $0.6 million, respectively.

ITEM 6.       SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below as of and for each of the five years in the period ended June 30, 1999, have been derived from the audited consolidated financial statements and notes thereto audited by Deloitte & Touche LLP, independent auditors, of which the consolidated financial statements and notes thereto as of June 30, 1999 and 1998 and for each of the three years in the period ended June 30, 1999 are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                         FISCAL YEARS ENDED JUNE 30,
                                                            -----------------------------------------------------
                                                              1999       1998       1997       1996        1995
                                                            --------   --------   --------   --------    --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                                   $ 38,095   $ 33,375   $ 29,266   $ 24,964    $ 21,085
Cost of sales                                                  8,794      7,819      7,720      7,926       7,218
                                                            --------   --------   --------   --------    --------
Gross profit                                                  29,301     25,556     21,546     17,038      13,867
  Operating expenses:
     Sales and marketing                                      11,389     10,706      9,565      7,456       5,977
     Research and development                                  8,642      7,826      6,653      5,090       3,693
     General and administrative                                3,112      2,672      1,936      1,748       1,554
     Acquired in-process research and development costs           --         --         --      4,177          --
                                                            --------   --------   --------   --------    --------
          Total operating expenses                            23,143     21,204     18,154     18,471      11,224
                                                            --------   --------   --------   --------    --------
Income (loss) from operations                                  6,158      4,352      3,392     (1,433)      2,643
Other income, net                                              1,050        759         69        200         264
                                                            --------   --------   --------   --------    --------
Income (loss) before provision (benefit) for income taxes      7,208      5,111      3,461     (1,233)      2,907
Provision (benefit) for income taxes                           2,514      1,968      1,326       (500)      1,096
                                                            --------   --------   --------   --------    --------
Net income (loss)                                           $  4,694   $  3,143   $  2,135   $   (733)   $  1,811
                                                            ========   ========   ========   ========    ========
Basic net income (loss) per share                           $   0.89   $   0.75   $   1.37   $  (0.82)
                                                            ========   ========   ========   ========
Diluted net income (loss) per share                         $   0.87   $   0.62   $   0.52   $  (0.82)
                                                            ========   ========   ========   ========
Basic weighted average common shares(1)                        5,282      4,197      1,319      1,305
                                                            ========   ========   ========   ========
Diluted weighted average common shares(1)                      5,421      5,073      4,126      1,305
                                                            ========   ========   ========   ========
Net income (loss) applicable to common stockholders         $  4,694   $  3,143   $  1,801   $ (1,067)
                                                            ========   ========   ========   ========

BALANCE SHEET DATA:
Cash, cash equivalents, and investments                     $ 25,279   $ 20,865   $  5,404   $  3,514    $  6,759
Working capital                                               27,542     24,149      8,676      6,949       9,382
Total assets                                                  37,085     32,115     16,327     14,141      13,018
Long-term notes payable                                           --         --        427        799          --
Total stockholders' equity(1)                                 31,131     27,625     12,254     10,106      10,832


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

Today, Kofax develops, markets, and supports three product lines for imaging, workflow, and document management applications. The fastest growing products are software applications that manage the capture and long-term storage of documents for production level workflow and document management systems. The original image processing hardware and development tools business, which is in its fourth generation, currently generates gross margins of approximately 70% and continues to generate significant profit for investment into the faster growing software businesses.

Fiscal year 1999 total software revenue was $12.7 million, or about 33% of revenue. This was a 25% increase over fiscal 1998 software revenue. Substantially all of this increased software revenue was generated from the Company's Ascent software business. During fiscal 1999, the Company signed and trained over 130 new Ascent resellers focused on document management and workflow solutions. Revenue from the Company's family of image processing boards and development tools has grown modestly over the past three years, and the Company expects that to continue for the foreseeable future. The Company believes that the accelerator board and development tools business will continue to account for a majority of the Company's net sales for the next two to three years. The Company also expects that its Ascent software products, together with other products under development, will contribute an increasing share of the Company's net sales in the future.

Net sales represent gross sales less discounts, returns, and adjustments. The Company's net sales have grown from $287,000 in fiscal 1987 to $38.1 million in fiscal 1999. The Company's revenue growth has resulted from the expansion of the document image processing market, as well as from the growing market acceptance of the Company's products. The Company typically ships its products within a short period after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders at the end of any quarter. Net sales of image processing products amounted to 70.0% of fiscal 1999 revenue. Net sales of Ascent component software products amounted to 30.0% of fiscal 1999 revenue compared to 25.5% in fiscal 1998 and 17.7% in fiscal 1997.

International sales (primarily to western European countries) accounted for approximately 31%, 33%, and 34% of net sales during fiscal 1999, 1998, and 1997, respectively. Approximately 3%, 4%, and 5% of international sales during fiscal 1999, 1998, and 1997, respectively, were attributable to countries in Asia and the Pacific Rim. Sales to Asia and Pacific Rim countries declined in absolute dollars from fiscal 1998 to fiscal 1999. Some of this decrease is attributable to not having local language versions of Ascent Capture available for the Japanese, Korean, and other Asian markets. The Company is currently working on providing a version of Ascent Capture in Japanese which may improve sales in this region. The Company has not had any sales from Russia or China to date, and the Company has no current sales or marketing plans for Russia or China. Management expects that the Company's international operations will continue to provide a significant portion of total net sales; however, international sales could be adversely affected if the U.S. dollar continues to strengthen against international currencies. To date the Company has not yet had any foreign currency translation adjustments. The adoption of the "Euro" by the European community in 1999 may lead the Company to transact its European sales in "Euros," which may result in the realization of foreign exchange gains or losses in the future.

The Company sells its products primarily through a two-tier channel of stocking distributors and solution providers, such as system integrators and value-added resellers (VARs). Net sales through stocking distributors amounted to 80% of fiscal 1999 revenue. The Company has six domestic and three European sales offices to support its distributors and resellers. Revenue from hardware and software sales is recognized at the time of shipment in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Distributors have certain rights of return and exchange privileges. The Company's distributors generally do not stock significant amounts of inventory of the Company's products, as these products are typically incorporated by resellers into complete imaging, workflow, and document management systems which are configured shortly before scheduled delivery to end-user customers. The Company records estimates for such rights of return and exchange privileges based on historical experience. The Company provides a warranty for its products against defects in materials and workmanship. A provision for estimated warranty costs is recorded at the time of sale.

The Company has been profitable for the last 32 quarters, with the exception of the quarter ending December 1995, when $4,158,500 was charged to acquired in-process research and development expenses in connection with the acquisition of certain net assets of LaserData, Inc. ("LaserData").

Cost of sales primarily consists of the costs of components and subassemblies, labor and manufacturing overhead and, with respect to the Company's software products, software duplication and royalty expenses. The Company believes that its gross margins reflect the high content of proprietary firmware in the Company's hardware accelerator boards as well as the increasing percentage of total software revenue in the Company's product mix. Sales and marketing expenses consist primarily of salaries and commissions, customer support, trade shows, advertising, and other promotional expenses. General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources, and general management, as well as professional services.

Research and development expenses consist primarily of personnel costs and overhead costs relating to occupancy. Despite the fact that the Company's net sales have increased, research and development expenses as a percentage of net sales are relatively high because of the high software content of the Company's Adrenaline family of image processing products and the development of its Ascent application software products. The Company expects that research and development expenses will continue to increase in absolute amounts and will fluctuate as a percentage of net sales, depending upon the timing of material research and product development projects. As of June 30, 1999, the Company did not have any capitalized software development expenses. See Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                    FISCAL YEARS ENDED JUNE 30,
                                                ----------------------------------
                                                 1999          1998          1997
                                                ------        ------        ------
Net sales                                       100.0%        100.0%        100.0%
Cost of sales                                    23.1          23.4          26.4
                                                ------        ------        ------
Gross profit                                     76.9          76.6          73.6
Operating expenses:
  Sales and marketing                            29.9          32.1          32.7
  Research and development                       22.7          23.5          22.7
  General and administrative                      8.2           8.0           6.6
                                                ------        ------        ------
          Total operating expenses               60.8          63.6          62.0
                                                ------        ------        ------
Income from operations                           16.1          13.0          11.6
Other income, net                                 2.8           2.3           0.2
                                                ------        ------        ------
Income before provision for income taxes         18.9          15.3          11.8
Provision for income taxes                        6.6           5.9           4.5
                                                ------        ------        ------
Net income                                       12.3%          9.4%          7.3%
                                                ======        ======        ======

Net Sales. Net sales were $38.1 million, $33.4 million and $29.3 million in fiscal 1999, 1998, and 1997, respectively. Net sales increased 14.1%, 14.0%, and 17.2% in fiscal 1999, 1998, and 1997, respectively. The increases in fiscal 1999 and 1998 net sales were primarily attributable to increases in sales of the Company's Ascent software products. Revenues from the Ascent software business were $11.4 million, $8.5 million, and $5.1 million in fiscal 1999, 1998, and 1997, respectively.

Gross Profit. As a percentage of net sales, gross profit represented 76.9%, 76.6% and 73.6% in fiscal 1999, 1998 and 1997, respectively. The increases in the gross profit percentage in fiscal 1999 and 1998 were primarily attributable to increasing sales of Ascent software products which have higher gross profit rates.

Sales and Marketing. Sales and marketing expenses were $11.4 million, $10.7 million, and $9.6 million in fiscal 1999, 1998, and 1997, respectively. As a percentage of net sales, sales and marketing expenses represented 29.9%, 32.1%, and 32.7% in fiscal 1999, 1998, and 1997, respectively. The increase in absolute dollars in fiscal 1999 was primarily attributable to approximately $0.3 million for additional marketing personnel, and approximately $0.4 million for increased marketing related expenses related to the launch of Ascent Storage 4.0 and Ascent Capture 3.0 products. The increase in fiscal 1998 was primarily attributable to approximately $0.7 million for additional marketing personnel and increased costs of compensation. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales.

Research and Development. Research and development expenses were $8.6 million, $7.8 million, and $6.7 million in fiscal 1999, 1998, and 1997, respectively. As a percentage of net sales, research and development expenses represented 22.7%, 23.5%, and 22.7% in fiscal 1999, 1998, and 1997, respectively. Approximately $0.6 million and $1.2 million, respectively, of the fiscal 1999 and fiscal 1998 increases in research and development expenditures were primarily due to increased compensation costs for personnel, consultants, and contract labor working on Ascent Capture, Ascent Storage, Adrenaline and ImageControls product development. The Company expects that research and development expenses will continue to increase in absolute dollar amounts and will fluctuate as a percentage of net sales depending upon the timing of material research and development projects.

General and Administrative. General and administrative expenses were $3.1 million, $2.7 million, and $1.9 million in fiscal 1999, 1998, and 1997, respectively. As a percentage of net sales, general and administrative expenses were 8.2%, 8.0%, and 6.6% in fiscal 1999, 1998, and 1997, respectively. The increase in fiscal 1999 was primarily attributable to increased compensation expenses. The increase in fiscal 1998 was primarily attributable to increased information systems expenses for compensation and infrastructure additions, and the increased accounting, legal, and other expenses related to the Company becoming a public company. The Company anticipates that it will incur increased general and administrative costs in the future.

Other Income, Net. Other Income, net is primarily interest income earned on short-term investments and investments held to maturity, less interest expense on long-term notes payable. Other Income, net was $1.1 million, $0.8 million, and $0.1 million in fiscal 1999, 1998, and 1997, respectively. As a percentage of net sales, other income, net was 2.8%, 2.3%, and 0.2% in fiscal 1999, 1998, and 1997, respectively. The increase in fiscal 1999 was due to interest income on the increase in cash and short-term investments provided by operating activities. The increase in fiscal 1998 was due to interest income from the $11.9 million increase in short-term investments from the proceeds of the Company's initial public offering and a reduction in interest expense from repayment of long-term notes payable.

Provision for Income Taxes. The Company's effective tax rate was 35%, 38%, and 38% in fiscal 1999, 1998, and 1997, respectively. The decline in the effective tax rate in fiscal 1999 is a result of increased research and development expenditures in fiscal 1999, resulting in a larger federal and state R&D tax credit. The Company expects the effective tax rate to increase in fiscal year 2000, if the federal R&D tax credit is not extended in its current form.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations and capital requirements from 1986 through 1989 from the sale of approximately $4.0 million of preferred stock and, thereafter, through cash flow from operations. In October 1997, the Company completed its initial public offering selling 1,300,000 shares of its common stock, and received net proceeds, after subtracting expenses incurred in the offering, of approximately $12.6 million. The Company's primary sources of funds at June 30, 1999 consisted of approximately $25.3 million of cash, cash equivalents and investments.

As of June 30, 1999 cash and cash equivalents totaled $25.3 million, an increase of $8.7 million from June 30, 1998. Net cash provided by operating activities during fiscal 1999 was approximately $7.2 million, and was generated primarily from net income, depreciation, and amortization and an increase in other accrued liabilities and deferred revenue. Net cash provided by investing activities during fiscal 1999 was approximately $2.8 million, and was generated primarily from the classification of the Company's investments to cash equivalents in anticipation of their liquidation as required by the Merger Agreement with Purchaser. Net cash used in financing activities during fiscal 1999 of approximately $1.3 million was primarily for the repurchase of 274,000 shares of Common stock for use in the employee stock option and stock purchase plans.

The Company had an unsecured $2.0 million revolving credit line with Silicon Valley Bank (the "Bank") with no outstanding balance at June 30, 1999. The revolving line of credit was terminated September 9, 1999 in connection with the closing of the tender offer. To obtain the funds required to purchase the shares tendered in the tender offer and complete the merger, the Purchaser incurred borrowings of $50.0 million under a Credit Agreement for senior secured facilities and $10.0 million under Senior Subordinated Notes. As a condition to these financings, the Company entered into guarantee and collateral agreements pursuant to which the lenders under the Credit Agreement and Senior Subordinated Notes obtained a security interest in the Company's assets, including its cash balances, and the Company guaranteed the obligations of Purchaser. Upon consummation of the Merger, the Company will assume the obligations of Purchaser and become the borrower under the Credit Agreement and Senior Subordinated Notes.

On April 24, 1998, the Company's board of directors authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of the Company's outstanding Common Stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. The Company repurchased 274,000 shares and 100,000 shares of its common stock during fiscal 1999 and 1998 for approximately $2.1 million and $0.6 million, respectively. Aside from this program, the Company currently has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases. It is expected that a portion of the Company's cash balances will be used to repay debt incurred in connection with its assumption of Purchaser's obligations under the Credit Agreement and Senior Subordinated Notes.

The Company believes that its existing cash balances, available bank financing and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in the ordinary course of business, potential investments such as businesses, products or technologies. See "Factors That May Affect Future Operating Results -- Risks Associated with Acquisitions."

Quantitative and Qualitative Disclosures about Market Risk

At June 30, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $25.3 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

As of June 30, 1999, the weighted average maturity of the Company's portfolio was 17 days. The market value changes for increases in short-term treasury security yields are not material due to the overall short-term maturity of the Company's portfolio.

The Company limits its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum average maturity of the Company's overall investment portfolio is limited by policy to 36 months. The guidelines also establish credit quality standards, limits on exposure to one issue or issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk.

EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the European Union's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the Euro.

Our transactions are currently recorded in U.S. Dollars only. Future transactions may be recorded in the Euro. We have not incurred and do not expect to incur any significant costs from the continued implementation of the Euro. However, the currency risk of the Euro could harm our business.

RECENT ACCOUNTING PRONOUNCEMENTS

For the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". There was no difference between the net income and the comprehensive net income for the years ended June 30, 1999, 1998 and 1997.

For the year ended June 30, 1999, the Company also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. (See Note 9)

In February 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises and standardizes employers' disclosure requirements about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful. The Company does not maintain an employee pension plan or any other postretirement benefit plans.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the Balance Sheet at fair market value. The Company does not currently engage in hedging activities but will continue to evaluate the effect of adopting SFAS No. 133.


YEAR 2000 ISSUES

It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company has tested its software products and is unaware of any material Year 2000 Problems. In addition, the Company has completed a review of its business systems, including its computer systems, and based on information gathered to date, believes that such systems are also not subject to any material Year 2000 Problems. The Company has queried its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. Substantially all of the Company's primary distributors, resellers, suppliers, manufacturers, and customers have indicated that they are Year 2000 compliant. Based on the Company's review of its products and business systems and responses from its significant third party vendors, the Company believes that total costs due to the Year 2000 Problem will not exceed $100,000. The Company believes under a worse case scenario, it could continue the majority of its normal business activities on a manual basis. The Company has not developed a contingency plan to address the Year 2000 Problem in the event that the Company or its distributors, resellers, suppliers, manufacturers or customers fail to become Year 2000 compliant. The failure of the Company or its distributors, resellers, suppliers, manufacturers and customers to complete the conversions or upgrades necessary to fully address the Year 2000 Problem in a timely manner could have material adverse effect on the Company's business, results of operations, cash flows and financial condition.


ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV Item 14.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, and their ages as of September 17, 1999, are as follows:

NAME                      AGE      POSITION
----                      ---      --------
David S. Silver           41       Chief Executive Officer, President and Chairman of the Board
Richard M. Murphy         52       Vice President and General Manager - Image Processing
                                   Business Unit
Ronald J. Fikert          51       Vice President, Finance, Chief Financial Officer and Secretary
Kevin Drum                40       Vice President, Marketing - Ascent Software Business Unit
Arnold von Buren          47       Director
Alexander P. Coleman      32       Director

----------

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

     Arnold von Buren was appointed to the Board of Directors concurrently with Purchaser's purchase of shares accepted in the tender offer. Mr. Von Buren is Secretary of Purchaser and served as Deputy Chief Executive of DICOM GROUP plc since November 1996. He joined ACU Informatick AG in Switzerland in 1983, working in sales and administration, and co-founded and became general manager of Computerway in 1989. Mr. Von Buren is a Swiss citizen with a degree in Economics and Business Administration. He has worked in the computer industry since 1978, including three years in the USA.

    Alexander P. Coleman was appointed to the Board of Directors concurrently with Purchaser's purchase of shares accepted in the tender offer. Mr. Coleman is Vice President of Purchaser. He is also an Investment Partner of Dresdner Kleinwort Benson Private Equity LLC and a Vice President of Dresdner Kleinwort Benson North America LLC. Mr. Coleman joined Dresdner Kleinwort Benson in January 1996, and has been involved in management buyouts, cross-border equities, expansion financings and venture capital since joining Citicorp originally in 1989. Mr. Coleman is an active board member with a number of companies. Mr. Coleman holds an MBA from the University of Cambridge and a BA in economics from the University of Vermont. Mr. Coleman is a United States citizen.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

Based upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers, and any persons holding ten percent or more of the Company's Common Stock during the Company's fiscal year ended June 30, 1999, were satisfied.


ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth compensation received for the fiscal years ended June 30, 1999, 1998 and 1997 by the Company's Chief Executive Officer and its other most highly compensated executive officers (collectively, the "Named Executive Officers") whose aggregate salary and bonus exceeded $100,000 for the fiscal year ended June 30, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                        COMPENSATION
                                   ANNUAL COMPENSATION                     AWARDS
                         ----------------------------------------- ---------------------
        NAME AND           FISCAL YEAR                             SECURITIES UNDERLYING       ALL OTHER
   PRINCIPAL POSITION    ENDING JUNE 30   SALARY($)    BONUS($)(1)      OPTIONS/SARS      COMPENSATION($)(1)
   ------------------    --------------   ---------    ----------- ---------------------  ------------------
David S. Silver........       1999        $ 160,008     $ 69,300           60,000             $  750
   President and Chief        1998          145,000       59,458              -                  750
   Executive Officer          1997          135,000       64,893              -                  750

Dean A. Hough(2).......       1999       $  125,004       23,520           20,000                750
   Vice President -           1998          118,000       19,806              -                  750
   Engineering                1997          114,078       21,083              -                  750

Ronald J. Fikert.......       1999          118,004       24,990           20,000                750
   Vice President -           1998          109,000       23,250              -                  750
   Finance, Chief             1997          103,843       23,908              -                  750
   Financial
   Officer and Secretary

Richard Murphy(3)......       1999          109,008       80,161           20,000                750
   Vice President -           1998          104,000       60,405              -                  750
   Sales                      1997          100,000       76,761              -                  750

Kevin Drum.............       1999          115,008       25,137           20,000                750
   Vice President -           1998          109,000       21,528              -                  750
   Marketing                  1997          102,290       22,295              -                  750

--------------------
(1)  Consists of matching payments made under the Company's 401(k) Plan.
(2)  Mr. Hough resigned as Vice President of Engineering as of September 3,
     1999.
(3) Bonus amounts for Mr. Murphy include $59,948, $43,547 and $59,895 in sales commissions earned by Mr. Murphy during fiscal years 1999, 1998 and 1997, respectively.

STOCK OPTIONS

The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended June 30, 1999. In addition, in accordance with the rules and regulations of the Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                        -----------------------------------------------------------------   POTENTIAL REALIZED VALUE
                          NUMBER OF     PERCENTAGE OF                                       AT ASSUMED ANNUAL RATES
                          SECURITIES    TOTAL OPTIONS                                           OF STOCK PRICE
                          UNDERLYING      GRANTED TO      EXERCISE OR                            APPRECIATION
                           OPTIONS       EMPLOYEES IN         BASE           EXPIRATION     -----------------------
         NAME           GRANTED(#)(1)   FISCAL YEAR(2)    PRICE($/SH)           DATE            5%           10%
------------------      -------------   --------------    -----------     ---------------   ---------     ---------
David S. Silver...          60,000          20.9%            $6.94        August 25, 2003   $ 115,010     $ 254,143
Dean A. Hough.....          20,000           7.0             $6.94        August 25, 2003      38,337        84,714
Ronald J. Fikert..          20,000           7.0             $6.94        August 25, 2003      38,337        84,714
Richard Murphy....          20,000           7.0             $6.94        August 25, 2003      38,337        84,714
Kevin Drum........          20,000           7.0             $6.94        August 25, 2003      38,337        84,714

------------------
(1) The options vest over a four year period with 25% becoming exercisable on each anniversary of the grant date such that the options are 100% vested four years after the grant date.
(2) Options to purchase an aggregate of 286,900 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended June 30, 1999.


OPTION EXERCISES AND FISCAL YEAR-ENDED VALUES

The following table sets forth certain information concerning all option exercises, and the number of shares covered by both exercisable and unexercisable stock options for the Named Executive Officers as of June 30, 1999. Also reported are the values for "in the money" options that represent the positive spread between the exercise prices of any of such existing stock options and the closing sale price of the Company's Common Stock on June 30, 1999.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                             VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED                IN-THE-MONEY
                          SHARES                          OPTIONS AT JUNE 30, 1999       OPTIONS AT JUNE 30, 1999(1)
                       ACQUIRED ON        VALUE        -------------------------------   ----------------------------
        NAME           EXERCISE(#)     REALIZED($)     EXERCISABLE    UNEXERCISABLE(2)   EXERCISABLE    UNEXERCISABLE
------------------     -----------     -----------     -----------    ----------------   -----------    -------------
David S. Silver...           --               --             --            60,000               --         $168,750
Dean A. Hough.....           --               --             --            20,000               --           56,250
Ronald J. Fikert..           --               --          3,750            21,250          $27,188           65,313
Richard M. Murphy.           --               --             --            20,000               --           56,250
Kevin Drum........       32,500         $141,634             --            22,500               --           74,375

------------------
(1) Calculated based on a fair market value equal to the reported closing price of the Company's Common Stock on The Nasdaq National Market at June 30, 1999, of $9.75 per share, less the applicable exercise price, and does not take into account the tender offer or any grants of options made after June 30, 1999.
(2) Options that are not exercisable as of June 30, 1999 became fully exercisable upon consummation of the tender offer on September 9, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended June 30, 1999, the Company's Board of Directors, based upon recommendations of the Compensation Committee, established the levels of compensation for the Company's executive officers. David S. Silver, the Chairman of the Board, President and Chief Executive Officer of the Company participated in the deliberations of the Board regarding executive compensation, but did not participate in the process or decisions of the Board of Directors regarding his compensation.

COMPENSATION OF DIRECTORS

1997 Stock Option Plan for Non-Employee Directors. Pursuant to the Company's 1997 Stock Option Plan for Non-Employee Directors, as amended, each non-employee director receives an initial grant of options to purchase 10,000 shares of the Company's Common Stock upon commencement of service as a director which option vests and becomes exercisable at a rate of twenty five percent per year over the four year period following the grant date. In addition, upon each anniversary of the initial grant of options during a non-employee director's term of office, such non-employee director shall receive an additional option covering 2,500 shares of the Company's Common Stock, with the same vesting schedule as the initial grant. The exercise price of options granted under this plan is 100% of the fair market value on the date of grant. During the fiscal year ended June 30, 1999, options were granted to each of William E. Drobish, David C. Seigle,
B. Allen Lay and Alexander P. Cilento to purchase an aggregate of 10,000 shares of the Company's Common Stock.

Director Fees. The Company's Board of Directors has approved the payment of the following fees to non-employee directors for attendance at meetings of the Board of Directors, the Annual Meeting of Stockholders and committee meetings: $1,250 for each scheduled meeting of the Board of Directors attended, $1,000 for the Annual Meeting of Stockholders and $750 plus travel expenses for each committee meeting that is not scheduled on the same day as a meeting of the Board of Directors.

                      REPORT OF THE COMPENSATION COMMITTEE

The following report is submitted by the Compensation Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended June 30, 1999.

The Compensation Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's senior management and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The Compensation Committee met one
(1) time in the fiscal year ended June 30, 1999 and, during the fiscal year ended June 30, 1999, was comprised of B. Allen Lay, William E. Drobish and David
C. Seigle, none of which was, and was not formerly, an officer or employee of the Company. Each of Messrs. Lay, Drobish and Seigle resigned as directors of the Company upon Purchaser's acceptance and purchase of the tendered shares. The Company has not yet designated new members of the Compensation Committee.

COMPENSATION POLICIES AND FISCAL 1999 COMPENSATION

In establishing and evaluating the effectiveness of compensation programs for executive officers, as well as other employees of the Company, the Compensation Committee is guided by three basic principles:

     o The Company must offer competitive salaries to be able to attract and retain highly-qualified and experienced executives and other management personnel.

     o Annual executive compensation in excess of base salaries should be tied to individual and Company performance.

     o The financial interests of the Company's executive officers should be aligned with the financial interest of the stockholders, primarily through stock option grants which reward executives for improvements in the market performance of the Company's Common Stock.

The salaries of the Named Executive Officers increased slightly over the salaries paid in the fiscal year ended June 30, 1998 as a result of cost of living increases.

The Company is required to disclose its policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. The compensation paid to the Company's executive officers for the fiscal year June 30, 1999 does not exceed the $1 million limit per officer. The Company's 1992 Amended and Restated Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan and the Company's 1996 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan are structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

Salaries and Employee Benefit Programs. In order to retain executives and other key employees, and to be able to attract additional well-qualified executives when the need arises, the Company strives to offer salaries, and health care and other employee benefit programs, to its executives and other key employees that are comparable to those offered to persons with similar skills and responsibilities by competing businesses in the local geographic area.

In recommending salaries for executive officers, the Compensation Committee (i) reviews the historical performance of the executives and (ii) informally reviews available information, including information published in secondary sources, regarding prevailing salaries and compensation programs offered by competing businesses that are comparable to the Company in terms of size, revenue, financial performance and industry group. Some, though not all, of these competing businesses, that have securities which are publicly traded, are included in the Peer Group Index used in the Stock Performance Graph on page 34. Another factor which is considered in recommending salaries of executive officers is the cost of living in Southern California where the Company is headquartered, as such cost generally is higher than in other parts of the country.

Performance-Based Compensation. The Board of Directors believes that the motivation of executives and key employees increases as the market value of the Company's Common Stock increases. Nevertheless, the Company provides a merit bonus in cash or stock options to executives and key employees which is dependent on the Company's achievements and the direct contributions made by each executive and other key employees. Accordingly, at the beginning of each fiscal year, the Company establishes short term and long term plans, and at the end of the fiscal year, the collective and individual contributions of the executives to the Company's achievements are evaluated. Cash bonuses are awarded based on revenue and earnings performance for the fiscal year, and achievement of management's business objectives.

The earnings goal is established on the basis of the annual operating plan developed by management and approved by the Board of Directors. The annual operating plan, which is designed to maximize profitability within the constraints of economic and competitive conditions, some of which are outside the control of the Company, is developed on the basis of (i) the Company's performance for the prior fiscal year; (ii) estimates of sales revenue for the plan year based upon recent market conditions, trends and competition and other factors which, based on historical experience, are expected to affect the level of sales that can be achieved; (iii) historical operating costs and cost savings that management believes can be realized; (iv) competitive conditions faced by the Company; and (v) additional expenditures beyond prior fiscal years in expansion or research and development toward growth of the Company's business in future fiscal years. By taking all of these factors into account, including market conditions, the revenue and earnings goals in the annual operating plan are determined.

In certain instances, bonuses are awarded not only on the basis of the Company's overall profitability, but also on the achievement by an executive of specific objectives within his or her area of responsibility. For example, a bonus may be awarded for any executive's efforts in achieving greater than anticipated cost savings, or completing a new product on target.

As a result of this performance-based merit bonus program, executive compensation, and the proportion of each executive's total cash compensation that is represented by incentive or bonus income, may increase in those years in which the Company's profitability increases.

Stock Options and Equity-Based Programs. In order to align the financial interests of executive officers and other key employees with those of the stockholders, the Company grants stock options to its executive officers and other key employees on a periodic basis, taking into account the size and terms of previous grants of equity-based compensation and stock holdings in determining awards. Stock option grants, in particular, reward executive officers and other key employees for performance that results in increases in the market price of the Company's Common Stock, which directly benefit all stockholders. Moreover, the Compensation Committee generally has followed the practice of granting options on terms which provide that the options become exercisable in cumulative annual installments, generally over a three to five-year period. The Compensation Committee believes that this feature of the option grants not only provides an incentive for executive officers to remain in the employ of the Company, but also makes longer term growth in share prices important for the executives who receive stock options.



                                        The Board of Directors



                                        David S. Silver
                                        Arnold von Buren
                                        Alexander P. Coleman

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock with the cumulative total return of the Russell 2000 Index and an industry peer group index for the period commencing October 10, 1997, the date on which the Company's Common Stock first began trading and was first registered under the Securities and Exchange Act of 1934, as amended, and ended on June 30, 1999.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                        AMONG KOFAX IMAGE PRODUCTS, INC.,
                             THE RUSSELL 2000 INDEX
                        AND AN INDUSTRY PEER GROUP INDEX

                                   Cumulative Total Return
                               --------------------------------
                               10/10/97    6/30/98      6/30/99
                               --------    -------      -------
KOFAX IMAGE PRODUCTS, INC.      100.00       58.53        88.64
PEER GROUP                      100.00      147.12       116.25
RUSSELL 2000                    100.00      103.38       103.36

------------
* $100 INVESTED ON 10/10/97 IN STOCK OR ON 9/30/97
  IN INDEX - INCLUDING REINVESTMENT OF DIVIDENDS,
  FISCAL YEAR ENDING JUNE 30.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of September 15, 1999, as to (a) all directors, (b) the Named Executive Officers identified in the Summary Compensation Table located at page 29, (c) all directors and executive officers as a group, and (d) each person known to the Company to be the beneficial owner of more than 5% of the Company's voting securities. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Common Stock have sole investment and voting power with respect to such shares, subject to applicable community property laws.

                                                        Amount and Nature of Beneficial
Name and Address of Beneficial Owners                            Ownership(1)                      Percent
-------------------------------------------------       -------------------------------            -------
David S. Silver(2)...............................                     99,216                         1.9%
Dean A. Hough(3).................................                     43,530                         *
Ronald J. Fikert(3)..............................                     30,000                         *
Kevin Drum(4)....................................                     30,343                         *
Richard Murphy(3)................................                     35,686                         *
Arnold von Buren.................................                          -                         *
     Business Building Forren West
     Grundstrasse 14
     CH-6343 Rotkreuz (zug)
     Switzerland
Alexander P. Coleman.............................                          -                         *
     75 Wall Street, 24th Floor
     New York, New York  10005
Imaging Components Corporation...................                  4,414,409                        84.0
     751 Wall Street
     New York, New York  10005-2889
All Named Executive Officers and directors as a                      238,775                         4.4
     group (7 persons) (2) (3) (4)...............

-------------------
 *   Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock beneficially owned include all stock options held by each beneficial owner, including those that will become or have become exercisable in connection with the tender offer and the Merger.

(2) Includes 60,000 Shares issuable upon the exercise of the stock options as described in footnote (1).

(3) Includes 20,000 Shares issuable upon the exercise of the stock options as described in footnote (1).

(4) Includes 22,500 Shares issuable upon the exercise of the stock options as described in footnote (1).


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company did not enter into any transactions with its executive officers, directors and principal stockholders during the period from July 1, 1998 to the date of this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form:

1.   Consolidated Financial Statements
                                                                                                            PAGE
                                                                                                            ----
     Independent Auditors' Report                                                                           F-1
     Consolidated Balance Sheets as of June 30, 1999 and 1998                                               F-2
     Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997                 F-3
     Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997       F-4
     Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997                 F-5
     Notes to Consolidated Financial Statements                                                             F-6

2.   Financial Statement Schedule for the three years ended June 30, 1999

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



                                        KOFAX IMAGE PRODUCTS, INC.


Dated:  September 27, 1999              /s/ Ronald J. Fikert
                                        ------------------------------------
                                        Ronald J. Fikert
                                        Chief Financial Officer


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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of September, 1999.

          Signature                                     Title
          ---------                                     -----
/s/ David S. Silver                    Chairman, President, Chief Executive Officer
----------------------------------     (principal executive officer)
David S. Silver


/s/ Ronald J. Fikert                   Vice President, Chief Financial Officer, Treasurer and
----------------------------------     Secretary (principal financial and accounting officer)
Ronald J. Fikert


/s/ Alexander P. Coleman               Director
----------------------------------
Alexander P. Coleman


/s/ Arnold von Buren                   Director
----------------------------------
Arnold von Buren

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Kofax Image Products, Inc.:


We have audited the accompanying consolidated balance sheets of Kofax Image Products, Inc. and its subsidiary (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kofax Image Products, Inc. and its subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Costa Mesa, California
August 9, 1999, (except for paragraph 2 of Note 5 and Note 12 as to which the date is September 9, 1999)

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                   AS OF JUNE 30,
                                                                            -----------------------------
                                                                                1999             1998
                                                                            ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $ 25,260,500     $ 16,522,200
Investments (Note 3)                                                              18,300        4,342,800
Accounts receivable, net of allowance for doubtful accounts and sales
  returns of $642,000 in 1999 and $458,600 in 1998 (Note 5)                    5,315,800        5,260,800
Inventories, net (Note 4)                                                      1,562,500        1,565,000
Deferred income taxes (Note 6)                                                   965,700          606,000
Prepaid expenses and other current assets                                        373,500          342,000
                                                                            ------------     ------------
          Total current assets                                                33,496,300       28,638,800
PROPERTY:
Machinery and equipment                                                        5,418,100        5,343,900
Furniture and fixtures                                                           898,200          905,500
Leasehold improvements                                                           388,600          379,800
                                                                            ------------     ------------
                                                                               6,704,900        6,629,200
Less accumulated depreciation and amortization                                (4,586,800)      (4,889,000)
                                                                            ------------     ------------
  Property, net                                                                2,118,100        1,740,200
NONCURRENT DEFERRED INCOME TAXES (Note 6)                                      1,285,000        1,342,900
OTHER ASSETS, net                                                                185,700          393,200
                                                                            ------------     ------------
                                                                            $ 37,085,100     $ 32,115,100
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $  1,200,000     $  1,207,200
Accrued compensation and related costs                                         1,651,000        1,237,000
Accrued warranty costs                                                           165,100          148,400
Accrued cooperative marketing (Note 8)                                           475,300          445,200
Deferred revenue (Note 2)                                                        718,400          588,200
Other accrued liabilities (Note 6)                                             1,744,600          863,800
                                                                            ------------     ------------
          Total current liabilities                                            5,954,400        4,489,800
COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)
STOCKHOLDERS' EQUITY (Notes 1 and 7):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding in 1999 and 1998
Common stock, $.001 par value; 40,000,000 shares authorized; 5,243,656
  and 5,307,416 shares issued and outstanding in 1999 and 1998                17,236,600       17,125,700
Retained earnings                                                             15,327,400       11,135,900
Treasury stock, 177,085 and 100,000 shares at cost in 1999 and 1998           (1,433,300)        (636,300)
                                                                            ------------     ------------
          Total stockholders' equity                                          31,130,700       27,625,300
                                                                            ------------     ------------
                                                                            $ 37,085,100     $ 32,115,100
                                                                            ============     ============


See accompanying notes to consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              YEARS ENDED JUNE 30,
                                                   -----------------------------------------
                                                       1999           1998           1997
                                                   -----------    -----------    -----------
Net sales (Notes 8 and 9)                          $38,095,200    $33,375,100    $29,265,700
Cost of sales                                        8,794,100      7,818,700      7,720,100
                                                   -----------    -----------    -----------
Gross profit                                        29,301,100     25,556,400     21,545,600

Operating expenses (Note 8 and 10):
     Sales and marketing                            11,389,000     10,706,400      9,565,300
     Research and development                        8,641,700      7,825,900      6,652,500
     General and administrative                      3,112,200      2,672,000      1,935,900
                                                   -----------    -----------    -----------
          Total operating expenses                  23,142,900     21,204,300     18,153,700
                                                   -----------    -----------    -----------
Income from operations                               6,158,200      4,352,100      3,391,900
Other income, net                                    1,050,000        758,800         69,300
                                                   -----------    -----------    -----------
Income before provision for income taxes             7,208,200      5,110,900      3,461,200
Provision for income taxes (Note 6)                  2,514,200      1,967,700      1,325,900
                                                   -----------    -----------    -----------
Net income                                         $ 4,694,000    $ 3,143,200    $ 2,135,300
                                                   ===========    ===========    ===========
Basic net income per share                         $      0.89    $      0.75    $      1.37
                                                   ===========    ===========    ===========
Diluted net income per share                       $      0.87    $      0.62    $      0.52
                                                   ===========    ===========    ===========
Basic weighted average common shares                 5,281,900      4,197,100      1,319,100
                                                   ===========    ===========    ===========
Diluted weighted average common shares (Note 2)      5,421,000      5,072,600      4,125,800
                                                   ===========    ===========    ===========
Net income applicable to common
  stockholders (Note 2)                            $ 4,694,000    $ 3,143,200    $ 1,801,300
                                                   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                   KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended June 30, 1999, 1998, and 1997



                                              COMMON STOCK                  TREASURY STOCK
                                      -------------------------        -----------------------      RETAINED
                                        SHARES        AMOUNT           SHARES        AMOUNT         EARNINGS         TOTAL
                                      ---------    ------------        -------    ------------    ------------    ------------
BALANCES, July 1, 1996                1,311,419    $    159,400             --    $         --    $  3,134,800    $  3,294,200
Issuance of common stock                 15,837          12,600             --              --              --          12,600
Accretion to current liquidation
  or redemption value of
  preferred stock                            --              --             --              --        (334,000)       (334,000)
Net income                                   --              --             --              --       2,135,300       2,135,300
                                      ---------    ------------        -------    ------------    ------------    ------------
BALANCES, June 30, 1997               1,327,256         172,000             --              --       4,936,100       5,108,100
Issuance of common stock for
  stock option plan                      81,100          92,500             --              --              --          92,500
Issuance of common stock for
  employee stock purchase plan           32,058         153,900             --              --              --         153,900
Issuance of common stock for
  initial public offering             1,300,000      12,617,700             --              --              --      12,617,700
Repurchase of common stock             (100,000)             --        100,000        (636,300)             --        (636,300)
Accretion to current liquidation
  or redemption value of
  preferred stock                            --              --             --              --         (83,500)        (83,500)
Conversion of redeemable
  convertible preferred stock
  to common stock                     2,667,002       4,089,600             --              --       3,140,100       7,229,700
Net income                                   --              --             --              --       3,143,200       3,143,200
                                      ---------    ------------        -------    ------------    ------------    ------------
BALANCES, June 30, 1998               5,307,416      17,125,700        100,000        (636,300)     11,135,900      27,625,300
Issuance of common stock for
  stock option plan                      98,051          34,100        (84,726)        553,600        (375,300)        212,400
Issuance of common stock for
  employee stock purchase plan          112,189              --       (112,189)        722,600        (127,200)        595,400
Repurchase of common stock             (274,000)             --        274,000      (2,073,200)             --      (2,073,200)
Tax benefit related to stock
  option exercises and the sale
  of shares purchased under the
  employee stock purchase plan               --          76,800             --              --              --          76,800
Net income                                   --              --             --              --       4,694,000       4,694,000
                                      ---------    ------------        -------    ------------    ------------    ------------
BALANCES AT JUNE 30, 1999             5,243,656    $ 17,236,600        177,085    $ (1,433,300)   $ 15,327,400    $ 31,130,700
                                      =========    ============        =======    ============    ============    ============


See accompanying notes to consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              YEARS ENDED JUNE 30,
                                                                ----------------------------------------------
                                                                    1999              1998            1997
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  4,694,000     $  3,143,200     $  2,135,300
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                    1,313,500        1,511,400        1,496,500
  Provision for doubtful accounts and sales returns, net             183,400           35,700           41,400
  Provision for inventory reserves, net                              441,300          (74,600)         189,600
  Loss on disposal of property                                        33,300           97,500              900
  Deferred income taxes                                             (301,800)          81,500         (130,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                             (238,400)      (1,162,700)         (82,300)
    Inventories                                                     (438,800)         521,300         (331,800)
    Prepaid expenses and other current assets                        (31,500)        (137,500)         (14,200)
    Accounts payable                                                  (7,200)         435,300           58,700
    Accrued compensation and related costs                           414,000          192,900          325,900
    Accrued warranty costs                                            16,700          (37,000)          30,700
    Accrued cooperative marketing                                     30,100          109,700           82,200
    Other accrued liabilities and deferred revenue                 1,087,800          537,700         (131,100)
                                                                ------------     ------------     ------------
         Net cash provided by operating activities                 7,196,400        5,254,400        3,671,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments                                 4,324,500          260,100       (1,829,800)
Acquisition of property, net                                      (1,609,900)      (1,156,100)      (1,532,200)
Decrease (increase) in other assets                                   92,700          (44,100)          66,400
                                                                ------------     ------------     ------------
         Net cash provided by (used in) investing activities       2,807,300         (940,100)      (3,295,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                                       --         (821,400)        (328,600)
Net proceeds from issuance of common stock                           807,800       12,864,100           12,600
Repurchase of common stock                                        (2,073,200)        (636,300)              --
                                                                ------------     ------------     ------------
         Net cash (used in) provided by financing activities      (1,265,400)      11,406,400         (316,000)
                                                                ------------     ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          8,738,300       15,720,700           60,200
CASH AND CASH EQUIVALENTS, beginning of year                      16,522,200          801,500          741,300
                                                                ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                          $ 25,260,500     $ 16,522,200     $    801,500
                                                                ============     ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                   $         --     $     27,100     $    108,800
                                                                ============     ============     ============
Income taxes paid                                               $  2,098,700     $  1,396,000     $  1,427,800
                                                                ============     ============     ============

NONCASH ACTIVITY -- During the years ended June 30, 1998 and 1997, the Company recorded accretion of $83,500 and $334,000, respectively, for the increase in the liquidation or redemption value of the redeemable convertible preferred stock (Note 7).

During the year ended June 30, 1999, the Company recorded a tax benefit of $76,800, related to stock option exercises and the sale of shares purchased under the employee stock purchase plan.


See accompanying notes to consolidated financial statements.

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL AND NATURE OF OPERATIONS

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents -- Short-term investments which have an original maturity of three months or less are considered cash equivalents.

Investments -- The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments to be classified into one of three categories: held-to-maturity securities, trading securities and available-for-sale securities. At June 30, 1999, all of the Company's investments were considered to be held-to-maturity securities, which are reported at amortized cost. The Company has the positive intent and ability to hold these securities to maturity.

Accounts Receivable -- Accounts receivable arise in the normal course of granting trade credit terms to customers. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. At June 30, 1999 and 1998, 35.1% and 32.3%, respectively, of the Company's accounts receivable were due from two distributors.

Inventories -- Inventories are stated at the lower of first-in, first-out cost or market.

Property -- Property is stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, which are generally between two and five years, or the term of the related lease agreement, if applicable.

Other Assets -- Other assets include intangible assets and prepaid license and royalty fees. Intangible assets represent the estimated value of developed technology acquired in fiscal year 1996. Such intangibles are amortized on a straight-line basis over three years, the estimated useful life. Prepaid license and royalty fees are recorded at cost and amortized based on estimated total revenue for the related product with an annual minimum equal to the straight-line amortization over a maximum period of two years.

Software Development Costs -- Software development costs incurred subsequent to establishing the technological feasibility of a product would be capitalized and amortized over the life of the related product, which typically ranges from 12 to 24 months in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed." Because the Company believes that its current process for developing new software products is essentially completed concurrently with the establishment of technological feasibility, no costs are capitalized as of June 30, 1999 and 1998.

Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the year ended June 30, 1999.

Income Taxes -- The provision for income taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

Revenue Recognition and Right of Return -- Revenues from software and hardware sales are recognized upon the later of shipment of the related product or transfer of title which is in accordance with Statement of Position 97-2, "Software Revenue Recognition," as there are no significant vendor obligations or post-contract support at the time of delivery. The Company also offers its distributors certain rights of return, price protection and exchange privileges on sales. The Company records estimates for such rights of return, price protection and exchange privileges at the time of product sale, based on historical experience. Revenue from service and post-contract customer support is recorded as deferred revenue and recognized ratably over the term of the contract. Revenues from software upgrades are recognized upon shipment of the related product.

Product Warranty -- The Company provides a warranty for its products against defects in materials and workmanship. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

Net Income per Share -- Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which changed the method used to calculate earnings per share and required restatement of all prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options is excluded, and a calculation of diluted earnings per share.

Diluted net income per share amounts are based upon the weighted average number of common shares and dilutive common equivalent shares using the treasury stock method for each period presented. The Company believes that diluted net income per share provides the most meaningful comparison between periods.

The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                                                                                    Year ended June 30,
                                                                        ------------------------------------------
                                                                           1999            1998            1997
                                                                        -----------    -----------     -----------
Net income                                                              $ 4,694,000    $ 3,143,200     $ 2,135,300
Accretion to current redemption value of preferred stock                         --             --        (334,000)
                                                                        -----------    -----------     -----------
Net income applicable to common stockholders                            $ 4,694,000    $ 3,143,200     $ 1,801,300
                                                                        ===========    ===========     ===========
Basic net income per common share:
  Weighted average of actual common shares outstanding                    5,281,900      4,197,100       1,319,100
                                                                        ===========    ===========     ===========
Basic net income per common share                                       $      0.89    $      0.75     $      1.37
                                                                        ===========    ===========     ===========
Diluted net income per common share:
  Net income                                                            $ 4,694,000    $ 3,143,200     $ 2,135,300
                                                                        ===========    ===========     ===========
  Weighted average of actual common shares outstanding                    5,281,900      4,197,100       1,319,100
  Conversion of preferred stock into common stock                                --        745,300       2,667,000
                                                                        -----------    -----------     -----------
  Weighted average of common shares outstanding                           5,281,900      4,942,400       3,986,100
  Weighted average of common shares equivalents:
    Weighted average options outstanding                                    139,100        343,800         383,800
    Shares assumed to be repurchased using the treasury stock method             --       (213,600)       (244,100)
                                                                        -----------    -----------     -----------
    Weighted average number of common and common equivalent shares        5,421,000      5,072,600       4,125,800
                                                                        ===========    ===========     ===========
    Diluted net income per common share                                 $      0.87    $      0.62     $      0.52
                                                                        ===========    ===========     ===========

Net Income Applicable to Common Stockholders -- Net income applicable to common stockholders represents net income less the accretion attributable to the preferred stock redemption value (Note 7).

Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (Note 7).

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

Recently Issued Accounting Standards -- For the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". There was no difference between the net income and the comprehensive net income for the years ended June 30, 1999, 1998 and 1997.

For the year ended June 30, 1999, the Company also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. (See Note 9)

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises and standardizes employers' disclosure requirements about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful. The Company does not maintain an employee pension plan or any other postretirement benefit plans.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the Balance Sheet at fair market value. The Company does not currently engage in hedging activities but will continue to evaluate the effect of adopting SFAS No. 133.

NOTE 3.  INVESTMENTS

Held-to-maturity investments were comprised of the following:

                                                                           GROSS UNREALIZED
                                          MATURITY         AMORTIZED       -----------------      ESTIMATED
          DESCRIPTION                       DATES            COST           GAINS    LOSSES      FAIR VALUE
---------------------------           ----------------   ------------      -----    --------    ------------
June 30, 1999
Mortgage-backed securities            Five years
                                      through ten years  $     18,300      $  --    $   1,300   $    17,000
                                                         ------------      -----    ---------   -----------
                                                         $     18,300      $  --    $   1,300   $    17,000
                                                         ============      =====    =========   ===========


                                                                           GROSS UNREALIZED
                                          MATURITY         AMORTIZED       -----------------      ESTIMATED
          DESCRIPTION                       DATES            COST           GAINS    LOSSES      FAIR VALUE
---------------------------           ----------------   ------------      -----    --------    ------------
June 30, 1998
U.S. Treasury securities and
  obligations of U.S. government
  authorities and agencies            Within one year    $  4,313,400      $ 600    $  7,200    $  4,306,800
Mortgage-backed securities            Five years
                                      through ten years        29,400         --       1,100          28,300
                                                         ------------      -----    --------    ------------
                                                         $  4,342,800      $ 600    $  8,300    $  4,335,100
                                                         ============      =====    ========    ============

NOTE 4.  INVENTORIES

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market net of inventory reserves of $729,800 and $288,500 in 1999 and 1998, respectively:

                                           1999             1998
                                       -----------      -----------
         Raw materials                 $   751,700      $   826,600
         Work-in-process                   535,300          511,200
         Finished goods                    275,500          227,200
                                       -----------      -----------
                                       $ 1,562,500      $ 1,565,000
                                       ===========      ===========

NOTE 5.  LINE OF CREDIT

The Company has a financing agreement with a bank expiring in January 2000, providing for borrowings under a line of credit up to the lesser of $2,000,000 or 80% of eligible accounts receivable (as defined) at the bank's prime rate (7.75% at June 30, 1999).

Borrowings under the line of credit are unsecured. There were no borrowings outstanding under the financing agreement at June 30, 1999 and 1998. The financing agreement contains certain restrictive covenants, including certain tangible net worth levels, current ratio percentages, profitability levels and the nonpayment or declaration of cash dividends, with which the Company was in compliance at June 30, 1999. The revolving line of credit was terminated September 9, 1999, as a condition of the merger agreement with Imaging Components Corporation (Note 12).

NOTE 6.  INCOME TAXES

The components of the Company's income tax provision (benefit) are as follows:

                                  1999            1998          1997
                              -----------     -----------    -----------
           Current            $ 2,816,000     $ 1,886,200    $ 1,455,900
           Deferred              (301,800)         81,500       (130,000)
                              -----------     -----------    -----------
                     Total    $ 2,514,200     $ 1,967,700    $ 1,325,900
                              ===========     ===========    ===========

Reconciliations between the provision for income taxes for fiscal 1999, 1998, and 1997 and the amounts computed by applying the federal statutory tax rate to income before the provision for income taxes are as follows:

                                               1999                   1998                    1997
                                       --------------------    -------------------    --------------------
                                          AMOUNT         %        AMOUNT        %        AMOUNT         %
                                       -----------      ---    -----------     ---    -----------      ---
Provision for income taxes at
  statutory rate                       $ 2,522,900      35%    $ 1,788,800     35%    $ 1,211,400      35%
State income taxes, net of
  federal income tax benefit               193,600       3         163,400      3         140,100       4
Benefit of foreign sales
  corporation subsidiary                  (178,100)     (2)       (108,900)    (2)        (97,500)     (3)
Federal and state R&D tax
  credit and other                         (24,200)     (1)        124,400      2          71,900       2
                                       -----------      ---    -----------     ---    -----------      ---
Provision for income taxes             $ 2,514,200      35%    $ 1,967,700     38%    $ 1,325,900      38%
                                       ===========      ===    ===========     ===    ===========      ===

At June 30, the Company's net deferred tax assets consisted of the following:

                                                                        1999               1998
                                                                     -----------       -----------
                  Bad debt and sales return reserves                 $   261,100       $   188,000
                  Inventory reserves                                     299,200           118,300
                  Uniform capitalization of inventories                   53,300            57,700
                  Accrued vacation and bonus                             175,800            95,900
                  Warranty reserves                                       67,700            60,800
                  State taxes                                             55,900            14,800
                  Other reserves                                          52,700            70,500
                                                                     -----------       -----------
                  Current deferred tax asset                             965,700           606,000

                  State taxes                                            (93,200)          (97,600)
                  Depreciation                                           161,800           166,600
                  Difference between book and tax basis of
                    acquired in-process research and
                    development and other intangible assets            1,171,400         1,226,200
                  Credit carryforward                                     45,000            47,700
                                                                     -----------       -----------
                  Long-term deferred tax asset                         1,285,000         1,342,900
                                                                     -----------       -----------
                  Net deferred tax assets                            $ 2,250,700       $ 1,948,900
                                                                     ===========       ===========

NOTE 7.  STOCKHOLDERS' EQUITY

On October 16, 1997, the Company completed its initial public offering of 2,000,000 shares of common stock at $11.00 per share. 1,300,000 shares were sold by the Company resulting in net proceeds of approximately $12.6 million. The remaining 700,000 shares were sold by certain selling stockholders.

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, 2,667,002 shares of which have been designated as Series A, B or C preferred stock. The Company issued 750,000 shares of its Series A redeemable convertible preferred stock in exchange for $482,400, 1,117,002 shares of its Series B redeemable convertible preferred stock in exchange for $1,628,800, and 800,000 shares of its Series C redeemable convertible preferred stock in exchange for $1,978,400. The preferred stock had preference in liquidation and was redeemable at any time at the election of the stockholders, in each case at $.6667 per share for Series A, $1.50 per share for Series B and $2.50 per share for Series
C. The preferred stock had voting rights and entitled the holder to an 8% cumulative dividend upon liquidation or redemption. The value of the preferred stock has been accreted to reflect the current redemption or liquidation value, which includes cumulative dividends in arrears amounting to $3,056,600 as of June 30, 1997. The preferred stock was converted into 2,667,002 shares of common stock at the completion of the Company's initial public offering and the amount previously accreted was credited to stockholders' equity.

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

The Amended Plan was terminated in November 1996, on the tenth anniversary of the plan, and no options or rights to purchase may be granted under the plan, but option agreements, stock purchase agreements and rights to purchase then outstanding shall continue in effect in accordance with their respective terms.

On June 19, 1996, the Company adopted an incentive stock option, nonqualified stock option, and restricted stock purchase plan (the "1996 Plan") for qualified employees, officers, directors (including nonemployee directors) and consultants. The 1996 Plan provides for the granting of options to purchase or the right to purchase up to an aggregate of 800,000 shares, as amended, of the Company's common stock at the fair market value at the date of grant for an incentive stock option or not less than 85% of the fair market value at the date of grant for nonqualified options (110% of fair market value if an option is granted to a 10% stockholder on the date of grant). The purchase price per share of restricted stock covered by each right to purchase shall not be less than 85% of the fair market value on the date the right to purchase is granted (110% of fair market value at the date of grant if the right to purchase is granted to a 10% stockholder on the date of grant).

The following is a summary of stock option activity and weighted average exercise prices for each of the three years in the period ended June 30, 1999:

                                                                                                 WEIGHTED AVERAGE
                                 NUMBER OF SHARES PROVIDED FOR    PRICE RANGE PER SHARE           EXERCISE PRICE
                                 ----------------------------- --------------------------      --------------------
                                                 NONQUALIFIED                NONQUALIFIED              NONQUALIFIED
                                  OPTIONS           OPTIONS       OPTIONS       OPTIONS        OPTIONS    OPTIONS
                                  -------        ------------  ------------- ------------      ------  ------------
BALANCES, July 1, 1996            304,750           13,000     $0.50 -  5.00    $  5.00        $ 2.27     $ 5.00
Granted (weighted average
  fair value of $1.10)            123,400               --      5.00 -  5.00        --           5.00         --
Exercised                         (15,837)              --      0.50 -  5.00        --           0.80         --
Canceled                          (40,500)              --      0.50 -  5.00        --           3.22         --
                                  -------           -------
BALANCES, June 30, 1997           371,813           13,000     $0.50 - $5.00    $  5.00        $ 3.13     $ 5.00
Granted (weighted average
  fair value of $2.85)            111,350               --      5.00 - $7.50        --           6.59         --
Exercised                         (81,100)              --      0.50 - $5.00        --           1.81         --
Canceled                          (48,563)              --      0.60 - $7.50        --           6.18         --
                                  -------           -------
BALANCES, June 30, 1998           353,500           13,000     $0.50 - $7.50    $  5.00        $ 4.19     $ 5.00
Granted (weighted average
  fair value of $3.32)            284,500            2,400      6.38 -  9.63       6.94          7.50       6.94
Exercised                         (94,920)          (3,131)     0.50 -  7.50       5.00          2.09       5.00
Canceled                          (24,000)          (7,994)     1.20 -  7.50       5.00          5.63       5.00
                                  -------           -------
BALANCES, June 30, 1999           519,080            4,275     $0.50 -  9.63    $  5.00        $ 6.32     $ 5.53
                                  =======           =======
Exercisable as of
  June 30, 1999                   126,847            1,875
                                  =======            =====

At June 30, 1999, 857,430 shares of common stock were available for issuance under the Company's stock option and purchase plan.

Additional information regarding options outstanding as of June 30, 1999, is as follows:

                                          WEIGHTED
                          NUMBER           AVERAGE        WEIGHTED          NUMBER         WEIGHTED
                       OUTSTANDING        REMAINING        AVERAGE       EXERCISABLE        AVERAGE
      RANGE OF            AS OF          CONTRACTUAL      EXERCISE          AS OF          EXERCISE
  EXERCISE PRICES      JUNE 30,1999   LIFE IN YEARS          PRICE       JUNE 30,1999         PRICE
  ---------------      ------------   -------------     ------------     ------------    ----------
   $1.20 - 2.50             27,730           0.98          $ 2.27            20,185         $ 2.20
   $5.00 - 5.00            155,225           2.37          $ 5.00            85,337         $ 5.00
   $5.50 - 6.38             49,075           3.59          $ 5.64            12,275         $ 5.58
   $6.44 - 6.44             26,700           4.00          $ 6.44             6,675         $ 6.44
   $6.94 - 6.94            141,500           4.15          $ 6.94                --             --
   $7.00 - 8.50             68,625           4.37          $ 7.72             4,250         $ 7.32
   $8.81 - 9.31             21,000           4.74          $ 9.10                --             --
   $9.50 - 9.50             31,500           4.69          $ 9.50                --             --
   $9.63 - 9.63              2,000           4.99          $ 9.63                --             --
                           -------                                          -------
   $1.20 - 9.63            523,355           3.48          $ 6.32           128,722         $ 4.77
                           =======                                          =======

On August 27, 1997 the Company adopted its 1997 Stock Option Plan for Non-Employee Directors (the "Director Plan"), covering an aggregate of 100,000 shares of common stock. Under the Director Plan, each non-employee director of the Company who was a director of the Company on August 27, 1997, or who is thereafter elected as a director during the term of the Director Plan, shall be granted an option consisting of 10,000 shares of common stock, which option shall vest and become exercisable at the rate of 25% per year over the four-year period following the grant date. The exercise price of all options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant, and all such options shall have a term of 10 years. In addition, at each anniversary during such non-employee director's term of office such non-employee director shall receive an additional option covering 2,500 shares of common stock, with the same vesting schedule, subject to the limitations set forth in the Director Plan. The following is a summary of stock option activity and weighted average exercise prices for the Non-Employee Directors for the period ended June 30, 1999:

                                    Number of Shares                                            Weighted Average
                                      Provided For             Price Range Per Shares            Exercise Price
                                      Nonqualified                    Nonqualified                Nonqualified
                                         Options                         Options                     Options
                                    ----------------           ----------------------           ----------------
BALANCES, July 1, 1998                    50,000                     $11.00 - 11.00                  $11.00
Granted (weighted average
  fair value of $2.48)                    10,000                     $ 6.13 -  6.13                   $6.13
Canceled                                 (10,000)                    $11.00 - 11.00                  $11.00
                                         --------
BALANCES, June 30, 1999                   50,000                     $ 6.13 - 11.00                  $10.03
                                          ======
Exercisable as of
  June 30, 1999                           10,000
                                          ======

At June 30, 1999, 100,000 shares of common stock were available for issuance under the Company's Director Plan.

Additional information regarding Non-Employee Directors options outstanding as of June 30, 1999, is as follows:

                                               Weighted
                                                Average
                                               Remaining        Weighted             Number            Weighted
   Range of            Number Outstanding     contractual        Average           Exercisable         Average
Exercise Prices        as of June 30, 1999       life         Exercise Price   as of June 30, 1999   Exercise Price
---------------        -------------------    -----------     --------------   -------------------   --------------
$ 6.13 -  6.13            10,000                 9.28             $ 6.13               --                    --
$11.00 - 11.00            40,000                 8.28             $11.00           10,000                $11.00
                          ------                                                   ------
$ 6.13 - 11.00            50,000                 8.48             $10.03           10,000                $11.00
                          ======                 ====             ======           ======                ======

The Company has adopted an Employee Stock Purchase Plan (the "Purchase Plan"), which was amended during fiscal 1999 to cover an aggregate of 350,000 shares of common stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, will be implemented by calendar year offerings with purchases occurring at three-month intervals commencing on the date of the Company's initial public offering. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the calendar year offering period or on the applicable purchase date. During the year ended June 30, 1999, 112,189 shares of treasury stock were reissued under the Purchase Plan with a weighted average price per share of $5.31 and weighted average fair value per share of $1.88. During the year ended June 30, 1998, 32,058 shares of common stock were issued under the Purchase Plan with a weighted average price per share of $4.80 and weighted average fair value per share of $1.64. At June 30, 1999, 205,753 shares were reserved for issuances under the Purchase Plan.

As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected life, 48 months; stock volatility of 0.47 in fiscal 1999, 0.40 in fiscal 1998 and 0.00 in fiscal 1997; risk-free interest rates, 4.91% in fiscal 1999, 5.69% in fiscal 1998, and 6.40% in fiscal 1997 and no dividends during the expected term. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1999, 1998, and 1997 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1999            1998             1997
                                                     -----------     -----------      -----------
      Pro forma net income                           $ 4,200,872     $ 2,970,650      $ 2,091,393
      Pro forma basic net income per share           $      0.80     $      0.71      $      1.33
      Pro forma diluted net income per share         $      0.77     $      0.59      $      0.51

On April 24, 1998 the Company's Board of Directors authorized a program for repurchase of up to 500,000 shares, or approximately 9.5%, of Kofax's outstanding common stock, to be used to fund stock option exercises, employer equity compensation plans, and an employee stock purchase plan. Repurchases may be made from time to time by the Company in the open market or in block purchases in compliance with Securities and Exchange Commission guidelines. The Company repurchased 274,000 and 100,000 shares of its common stock during fiscal 1999 and 1998 for approximately $2.1 million and $0.6 million, respectively.

NOTE 8.  COMMITMENTS

The Company leases its production and office facilities under operating leases, expiring on various dates through fiscal 2004. The leases require the Company to pay certain building operating costs. Rent, which is recognized ratably over the terms of the leases, and related building maintenance costs was $1,017,600, $887,500, and $744,300 during fiscal 1999, 1998 and 1997, respectively. Future minimum annual lease commitments at June 30, 1999 under noncancelable facility and other operating leases that have initial or remaining terms in excess of one year are as follows:

            Fiscal year ending June 30:
                 2000                                      $1,049,100
                 2001                                         889,700
                 2002                                         903,900
                 2003                                         926,300
                 2004                                         688,100
                                                           ----------
            Total minimum payments required                $4,457,100
                                                           ==========

The Company has also entered into various licensing agreements which require per unit fees or royalties between 3.5% and 8.0% of net sales of certain products. The agreements are generally in effect over the life of the products. Royalty expense for fiscal 1999, 1998 and 1997 was $856,600, $671,900, and $390,400,
respectively. Royalty fees of $236,500, and $146,900 were accrued for as of June 30, 1999 and 1998.

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

The Company offers a program to certain distributors to provide for reimbursement of qualified cooperative marketing costs (as defined). Amounts reimbursed under such programs were $606,800, $434,100, and $372,900 in fiscal 1999, 1998 and 1997, respectively.

NOTE 9.  SEGMENT REPORTING, CONCENTRATION OF REVENUE AND CREDIT RISK

Operating segments is defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable revenue segments include Image Processing (scanning and image processing hardware and software) and Ascent Software (document and data capture software and optical storage management software).

The Company does not allocate cost of goods sold or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues from external customers. Operating segment data for the fiscal years ended June 30, 1999, 1998, and 1997 was as follows:

                                                   1999             1998             1997
                                               ------------     ------------     ------------
                Image Processing               $ 26,685,000     $ 24,903,000     $ 24,122,000
                Ascent Software                  11,410,000        8,472,000        5,144,000
                                               ------------     ------------     ------------
                Total Revenues                 $ 38,095,000     $ 33,375,000     $ 29,266,000
                                               ============     ============     ============

The Company had export sales as a percentage of net sales for each of the three years ended June 30, as follows:

                                            1999          1998          1997
                                            ----          ----          ----
                 Europe:
                    United Kingdom          10%           10%             9%
                    Germany                  5             5              5
                    Other                    8             9             11
                 Asia                        3             4              5
                 Other                       5             5              4
                                            ---           ---            ---
                                            31%           33%            34%
                                            ===           ===            ===

The Company had sales to certain distributors as a percentage of net sales for the three years ended June 30, as follows:

                                                         1999            1998           1997
                                                         ----            ----           ----
               Law-Cypress Distributing Co.              18%             17%            14%
               Tech Data Corporation                     14%             13%            14%
               Cranel, Inc.                              11%             --             10%

A decision by a significant customer to decrease the amount purchased from the Company could have a material adverse effect on the Company's financial condition and results of operations.

NOTE 10.  401(k) SAVINGS PLAN

The Company has a 401(k) savings plan (the "Plan"). The Plan is a defined contribution plan for all full-time employees (participants) of the Company who have reached age 21 and have met the required service of 90 days. The Plan permits a participant to contribute up to the lesser of 15% of the participant's compensation for that calendar year or $10,000 for 1999. The Plan provides for employer discretionary contributions determined by the Board of Directors on an annual basis. Participant contributions are fully vested at all times. Employer contributions vest at a rate of 20% per year after the second year of participation. Employer contributions of $94,600, $90,000, and $67,500 were made to the Plan in fiscal 1999, 1998, and 1997 respectively.

NOTE 11.  CONTINGENCIES

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

NOTE 12.  SUBSEQUENT EVENT

In July 1999, the Company acquired exclusive rights to advanced data capture technologies from RAF Technologies (for $2.4 million) and will use this as the basis for expanding further into the high end of the data capture market. This technology will be integrated into the Company's Ascent Capture product. The Company will begin to amortize this cost over three years when the new product starts shipping.

A tender offer commenced on August 3, 1999, by Imaging Components Corporation, a Delaware corporation (the "Purchaser") offered to purchase for cash, at a price of $12.75 per share, all outstanding shares of the common stock, par value $0.001 per share, of the Company. The tender offer was made pursuant to an Agreement and Plan of Merger, dated as of July 27, 1999 (the "Merger Agreement"), among the Company, the Purchaser and Imaging Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Purchaser ("Merger Sub"). The tender offer expired at 12:00 midnight, New York Time, on September 8, 1999. On September 9, 1999, the Purchaser accepted for payment and purchased 4,414,409 shares of the Company's common stock, or approximately 84% of the Company's outstanding shares of common stock.

The Merger Agreement provides that as soon as practicable after Purchaser's purchase of the shares tendered into the tender offer, Merger Sub will be merged with and into the Company, the separate corporate existence of the Merger Sub will cease and the Company will continue as the surviving corporation and will be a wholly-owned subsidiary of the Purchaser. At the effective time of such merger, each outstanding share of the Company's common stock (other than shares held by the Company, Purchaser, Merger Sub or any of their respective subsidiaries, the 140,608 shares retained by management to be exchanged for shares of capital stock of the Purchaser and any shares with respect to which appraisal rights are available under the Delaware General Corporation law) will be canceled and converted into and shall become the right to receive a cash payment of $12.75, without interest. As a result, Purchaser will own all of the outstanding shares of common stock of the Company.

NOTE 13.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial information for the fiscal years ended June 30, 1999 and 1998. In the opinion of management, this information has been presented on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that the Company considers necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Quarterly net income per share has been restated to comply with SFAS No. 128. The Company believes that diluted net income per share provides the most meaningful comparison between periods.

                                                            QUARTER ENDED
                                    ---------------------------------------------------------
                                    SEPTEMBER 30,     DECEMBER 31,     MARCH 31,     JUNE 30,
                                    -------------     ------------     ---------     --------
                                                (in thousands, except per share data)
Fiscal 1999
Net sales                             $  8,653          $  9,615       $  9,824      $10,003
Gross profit                             6,697             7,359          7,651        7,594
Income from operations                   1,119             1,580          1,660        1,799
Net income                                 866             1,222          1,259        1,347
Basic net income per share            $   0.16          $  0.23        $   0.24      $  0.26
Diluted net income per share          $   0.16          $  0.23        $   0.23      $  0.25

Fiscal 1998
Net sales                             $  7,851          $  8,074       $  8,509      $ 8,941
Gross profit                             5,990             6,099          6,564        6,903
Income from operations                   1,018             1,041          1,124        1,169
Net income                                 657               760            834          892
Basic net income per share            $   0.43          $  0.15        $   0.16      $  0.17
Diluted net income per share          $   0.16          $  0.14        $   0.15      $  0.16

                    KOFAX IMAGE PRODUCTS, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                          Additions
                                                           Balance at     charged to
                                                           beginning      costs and                      Balance at
                                                            of year        expenses       Deductions     end of year
                                                           ---------      ----------      ----------     -----------
Year ended June 30, 1997:
  Allowance for doubtful accounts and sales
    returns                                                 $381,500        155,800        (114,400)       $422,900
  Obsolete inventory reserve                                $173,500        376,500        (186,800)       $363,200
Year ended June 30, 1998:
  Allowance for doubtful accounts and sales
    returns                                                 $422,900        124,400         (88,700)       $458,600
  Obsolete inventory reserve                                $363,200        369,200        (443,900)       $288,500
Year ended June 30, 1999:
  Allowance for doubtful accounts and sales
    returns                                                 $458,600        252,400         (69,000)       $642,000
  Obsolete inventory reserve                                $288,500        645,500        (204,200)       $729,800

                                INDEX TO EXHIBITS



    EXHIBIT NO.                                       DESCRIPTION                                       LOCATION
    -----------                                       -----------                                       --------
        3.1          Restated Certificate of Incorporation of the Company                                  (1)
        3.2          Bylaws of the Company, as amended                                                     (1)
        3.3          Certificate of Amendment of Certificate of Incorporation of the Company               (1)
        4.1          Specimen Certificate of Common Stock                                                  (1)
       10.1          Amended and Restated Incentive Stock Option, Nonqualified Stock Option and            (1)
                     Restricted Stock Purchase Plan (the "1992 Plan"), as amended on September 11,
                     1992
       10.2          Form of Incentive Option Agreement pertaining to the 1992 Plan                        (1)
       10.3          Form of Nonqualified Option Agreement pertaining to the 1992 Plan                     (1)
       10.4          Form of Restricted Stock Agreement pertaining to the 1992 Plan                        (1)
       10.5          1996 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock           (1)
                     Purchase Plan (the "1996 Plan")
       10.6          Form of Stock Option Agreement pertaining to the 1996 Plan                            (1)
       10.7          Intentionally omitted
       10.8          Kofax Image Products, Inc. 1997 Stock Option Plan for Non-Employee Directors          (1)
                     (the "Director Plan")
       10.9          Form of Stock Option Agreement pertaining to the Director Plan                        (1)
       10.10         Kofax Image Products, Inc. 1997 Employee Stock Purchase Plan                          (1)
       10.11         Form of Indemnification Agreement for Officers and Directors of the Company           (1)
       10.12         Loan and Security Agreement, dated February 28, 1992, between the Company and         (1)
                     Silicon Valley Bank; Amendment to Loan Agreement, dated
                     March 9, 1993; Amendment to Loan and Security Agreement,
                     dated October 10, 1994; Amendment to Loan and Security
                     Agreement, dated October 5, 1995; Amendment to Loan and
                     Security Agreement, dated January 26, 1996; and Amendment
                     to Loan and Security Agreement, dated October 31, 1996
       10.13         First Restated Registration Rights Agreement, dated as of March 6, 1989, by           (1)
                     and among the Company and the Purchasers identified therein
       10.14         Lease, dated March 31, 1988, between The Irvine Company, as Landlord, and the         (1)
                     Company, as Tenant, relating to the Company's Irvine, California offices;
                     First Amendment to Lease, dated March 7, 1990; Second Amendment to Lease, dated May 4, 1990; Third Amendment to Lease, dated August 22, 1991; Fourth
                     Amendment to Lease, dated March 15, 1994; and Fifth Amendment to Lease, dated
                     September 25, 1996
       10.15         Net Lease, dated February 24, 1989, between LaserData, Inc. and Vesper                (1)
                     Properties I Trust; Amendment 1, dated September11, 1991; Amendment No. 2, dated August 31, 1994; and Amendment No. 3, dated July 24, 1997
       10.16         Asset Purchase Agreement, dated December 30, 1995, between the Company and            (1)
                     LaserData, Inc.
       10.17         Distributor Agreement, dated August 16, 1990, between the Company and                 (1)
                     Law-Cypress Distributing
       10.18         Distributor Agreement, dated March 1, 1993, between the Company and Tech Data         (1)
                     Corporation; Modification Agreement, dated September 24, 1996; Letter
                     Amendment, dated October16, 1996; Addendum, dated October 23, 1996 (6)
       10.19         Distributor Agreement, dated July 25, 1990, between the Company and Cranel            (1)
                     Inc.

    EXHIBIT NO.                                       DESCRIPTION                                       LOCATION
    -----------                                       -----------                                       --------
       10.20         License Agreement, dated September 10, 1996, between the Company and CAERE            (1)
                     Corporation (6)
       10.21         Software License Agreement, dated October 1, 1993, between the Company and            (1)
                     Softbridge Inc. (6)
       10.22         Software License Agreement, dated June 1, 1993, between the Company and Pixel         (1)
                     Translations, Inc.; Modification to Software License Agreement, dated July 1,
                     1995; and Modification to Software License Agreement, dated June 1, 1996 (6)
       10.23         Services Contract, dated September 25, 1995, between the Company and                  (1)
                     Midcontinent Business Systems, Inc. (6)
       10.24         License Contract, dated July 1, 1996, between the Company and Midcontinent            (1)
                     Business Systems, Inc. (6)
       10.25         NEST SDK Developer Product Distribution License Exhibit, dated July 31, 1996,         (1)
                     between the Company and Novell, Inc.
       10.26         Temporary Distribution License, dated October 17, 1996, between the Company           (1)
                     and Novell, Inc.
       10.27         Silicon Valley Bank Amendment to Loan and Security Agreement dated September          (2)
                     18, 1997
       10.28         Silicon Valley Bank Amendment to Loan and Security Agreement dated January 6,         (3)
                     1998
       10.29         Technology Agreement, dated February 25, 1998, between the Company and                (4)
                     Eastman Kodak Company (6)
       10.30         Amendment to Software License Agreement between the Company and Pixel                 (4)
                     Translations, Inc., dated June 1, 1998
       10.31         Lease, dated June __, 1998, between Magellan Irvine Oaks Limited Partnership,         (4)
                     as Landlord, and the Company, as Tenant
       10.32         Silicon Valley Bank Amendment to Loan and Security Agreement dated January 6,         (5)
                     1999
       10.33         OEM Purchase Agreement between the Company and Fujitsu Computer Products of           (5)
                     America, Inc., dated January 27, 1999
       23.1          Consent of Deloitte & Touche LLP                                                       *
       24.1          Power of Attorney (included on the Signature Page of this Annual Report on             *
                     Form 10-K)
       27.1          Financial Data Schedule                                                                *

-------------
 *   Filed herewith

(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 333-34531.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(6) Registrant has sought confidential treatment pursuant to Rule 24b-2 for portions of the referenced exhibit.